Form 10-Q
period 2009-09-30
PENN MILLERS HOLDING CORP
filed 2009-11-16
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34496
PENN MILLERS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	80-0482459 (I.R.S. Employer Identification No.)
72 North Franklin Street, Wilkes-Barre, PA 18773
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 233-8347
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2009 5,444,022 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

EXPLANATORY NOTE
This Form 10-Q is the initial Form 10-Q filed by Penn Millers Holding Corporation. In April 2009, Penn Millers Mutual Holding Company, a Pennsylvania mutual holding company, formed Penn Millers Holding Corporation to affect its conversion from a mutual to stock form of organization. On October 16, 2009, Penn Millers Mutual Holding Company converted from the mutual to the stock form of organization and was renamed PMMHC Corp. and issued all of its outstanding capital stock to Penn Millers Holding Corporation, thereby becoming its wholly owned subsidiary. Immediately following the conversion, PMHC Corp., the wholly owned subsidiary of PMMHC Corp., merged with and into PMMHC Corp., thereby terminating PMHC Corp.’s existence. Upon the completion of the merger, PMMHC Corp. became the stock holding company for Penn Millers Insurance Company. The consolidated financial statements of Penn Millers Mutual Holding Company and Subsidiary prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation and Subsidiary upon completion of the conversion.
PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY

Item 1. Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
As of and For the Three Months and Nine Months Ended September 30, 2009
Penn Millers Holding Corporation did not have any assets or liabilities as of September 30, 2009. In addition, Penn Millers Holding Corporation did not have any operations for the three months and nine months ended September 30, 2009. Penn Millers Holding Corporation’s consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2009, would be the same as the unaudited condensed consolidated balance sheet and income statement of Penn Millers Mutual Holding Company and Subsidiary. The financial statements of our next filing, which will be Form 10-K as of December 31, 2009, will be as Penn Millers Holding Corporation and Subsidiary.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities investments:
Available for sale, at fair value (amortized cost $131,573 in 2009 (unaudited) and $120,538 in 2008)	$138,359	121,914
Cash and cash equivalents	9,195	11,959
Premiums and fees receivable	29,102	31,080
Reinsurance receivables and recoverables	24,293	20,637
Deferred policy acquisition costs	10,156	10,601
Prepaid reinsurance premiums	4,090	4,342
Accrued investment income	1,448	1,431
Property and equipment, net of accumulated depreciation	3,802	4,231
Income taxes receivable	510	1,508
Deferred income taxes	2,431	4,728
Other	4,002	3,864
Deferred offering costs	1,806	1,015
Assets held for sale	—	3,214

Total assets	$229,194	220,524

Liabilities and Equity
Liabilities:
Losses and loss adjustment expense reserves	$115,443	108,065
Unearned premiums	43,593	45,322
Accounts payable and accrued expenses	11,860	13,353
Borrowings under line of credit	1,800	950
Long-term debt	—	1,432
Liabilities held for sale	—	647

Total liabilities	172,696	169,769

Equity:
Retained earnings	53,177	51,914
Accumulated other comprehensive income (loss)	3,321	(1,159)

Total equity	56,498	50,755

Total liabilities and equity	$229,194	220,524

See accompanying notes to consolidated financial statements.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended September 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
Revenues:
Premiums earned	$20,795	19,950
Investment income, net of investment expense	1,422	1,353
Realized investment gains (losses), net:
Realized investment gains (losses)	4	(213)
Other-than-temporary impairment losses	—	(2,922)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	—	(2,922)
Other income	81	103

Total revenues	22,302	18,271

Losses and expenses:
Losses and loss adjustment expenses	15,636	13,569
Amortization of deferred policy acquisition costs	5,258	5,880
Underwriting and administrative expenses	703	576
Interest (income) expense	(160)	29
Other expense, net	16	114

Total losses and expenses	21,453	20,168

Income (loss) from continuing operations, before income taxes	849	(1,897)
Income tax benefit	(569)	(354)

Income (loss) from continuing operations	1,418	(1,543)

Discontinued Operations:
Income (loss) from discontinued operations, before income taxes	51	(2,449)
Income tax expense (benefit)	22	(9)

Income (loss) from discontinued operations	29	(2,440)

Net income (loss)	$1,447	(3,983)

See accompanying notes to consolidated financial statements.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
Revenues:
Premiums earned	$57,721	59,319
Investment income, net of investment expense	4,191	4,076
Realized investment gains (losses), net:
Realized investment gains	68	1,663
Other-than-temporary impairment losses	(197)	(2,922)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(197)	(2,922)
Other income	192	324

Total revenues	61,975	62,460

Losses and expenses:
Losses and loss adjustment expenses	41,502	42,261
Amortization of deferred policy acquisition costs	16,211	17,401
Underwriting and administrative expenses	2,572	2,383
Interest (income) expense	(4)	116
Other expense, net	106	190

Total losses and expenses	60,387	62,351

Income from continuing operations, before income taxes	1,588	109
Income tax (benefit) expense	(462)	140

Income (loss) from continuing operations	2,050	(31)

Discontinued Operations:
Income (loss) from discontinued operations, before income taxes	39	(2,470)
Income tax expense (benefit)	826	(16)

Loss from discontinued operations	(787)	(2,454)

Net income (loss)	$1,263	(2,485)

See accompanying notes to consolidated financial statements.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Equity
(Unaudited)
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)

		Accumulated
		other
	Retained	comprehensive
	earnings	income (loss)	Total
Balance at December 31, 2007	$59,293	2,108	61,401

Net loss	(2,485)	—	(2,485)
Other comprehensive loss, net of taxes:
Unrealized investment holding loss arising during period, net of related income tax benefit of $2,569	—	(4,986)	(4,986)
Reclassification adjustment for realized losses included in net income, net of related income tax benefit of $427	—	828	828

Net unrealized investment loss			(4,158)
Defined benefit pension plan, net of related income tax expense of $18	—	36	36

Comprehensive loss			(6,607)

Balance at September 30, 2008	56,808	(2,014)	54,794

Balance at December 31, 2008	$51,914	(1,159)	50,755

Net income	1,263	—	1,263
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,791	—	3,476	3,476
Reclassification adjustment for realized losses included in net income, net of related income tax benefit of $50	—	98	98

Net unrealized investment gain			3,574
Defined benefit pension plan, net of related income tax benefit of $97	—	(189)	(189)
Curtailment benefit, net of related tax expense of $564	—	1,095	1,095

Comprehensive income			5,743

Balance at September 30, 2009	$53,177	3,321	56,498

See accompanying notes to consolidated financial statements.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,263	(2,485)
Loss from discontinued operations	787	2,454
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	(2,735)	(4,316)
Increase in losses and loss adjustment expense reserves	7,378	7,322
Change in accounts payable and accrued expenses	(420)	(1,092)
Deferred income taxes	(11)	(281)
Change in deferred acquisition costs	445	(264)
Amortization and depreciation	508	518
Realized investment losses, net	129	1,259
Other, net	460	601

Cash provided by operating activities — continuing operations	7,804	3,716

Cash provided by operating activities — discontinued operations	—	229

Net cash provided by operating activities	7,804	3,945

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(24,051)	(36,193)
Sales	7,526	20,707
Maturities	5,300	10,605
Proceeds on sale of net assets of subsidiaries	2,628	—
Purchases of property and equipment, net	(77)	(329)

Cash used in investing activities — continuing operations	(8,674)	(5,210)

Cash provided by (used in) investing activities — discontinued operations	285	(27)

Net cash used in investing activities	(8,389)	(5,237)

Cash flows from financing activities:
Initial public offering costs paid	(1,312)	—
Net borrowings on line of credit	850	—
Repayment of long-term debt	(1,432)	(235)

Cash used in financing activities — continuing operations	(1,894)	(235)

Cash used in financing activities — discontinued operations	(285)	(260)

Net cash used in financing activities	(2,179)	(495)

Net decrease in cash	(2,764)	(1,787)

Cash and cash equivalents at beginning of period	11,959	10,462

Cash and cash equivalents at end of period	9,195	8,675
Less cash of discontinued operations at end of period	—	270

Cash and cash equivalents of continuing operations at end of period	$9,195	8,405

See accompanying notes to consolidated financial statements.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(1)	Basis of Presentation
In April 2009, Penn Millers Mutual Holding Company (Penn Millers Mutual), a Pennsylvania mutual holding company, formed Penn Millers Holding Corporation (Corporation) to affect its conversion from a mutual to stock form of organization. On October 16, 2009, Penn Millers Mutual converted from mutual to stock form and was renamed PMMHC Corp. (PMMHC). PMMHC then issued all of its outstanding capital stock to the Corporation, thereby becoming its wholly owned subsidiary. Immediately following the conversion, PMHC Corp., the wholly owned subsidiary of PMMHC, merged with and into PMMHC, thereby terminating PMHC Corp.’s existence. Upon completion of the merger, PMMHC became the stock holding company for Penn Millers Insurance Company (PMIC). PMIC is a property and casualty insurance company incorporated in Pennsylvania. PMIC is engaged in the marketing and sale of commercial property and liability insurance in 33 states throughout the United States. Coverage is written directly by the Company’s employees and through independent producers. American Millers Insurance Company (AMIC) is a property and casualty insurance company incorporated in Pennsylvania and is a wholly owned subsidiary of PMIC. Penn Millers Mutual conducts no business other than acting as a holding company.
The financial information contained herein is that of Penn Millers Mutual Holding Company and Subsidiary (Company). The Corporation did not have any assets or liabilities as of September 30, 2009. In addition, the Corporation did not have any operations for the three months and nine months ended September 30, 2009.
The consolidated financial statements of Penn Millers Mutual Holding Company and Subsidiary prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation and Subsidiary upon completion of the conversion.
As described in note 15, on October 16, 2009, Penn Millers Holding Corporation completed a stock offering (Offering) and sold 5,444,022 shares of common stock in a concurrently-held subscription and community offering for $10 per share, raising approximately $45,173, net of conversion and offering costs. Shares of the Corporation began trading on October 19, 2009 on the Nasdaq Global Market under the symbol “PMIC.”
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All material intercompany balances and accounts have been eliminated in consolidation. Management has evaluated subsequent events up to and including November 16, 2009, which is the date the statements were issued.
These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2008 included in the Company’s 2008 financial statements filed with the U.S. Securities and Exchange Commission (SEC) as part of Form S-1/A (File No. 333-156936) on August 21, 2009.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(2)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including loss reserves, contingent assets and liabilities, tax valuation allowances, valuation of defined benefit pension obligations, valuation of investments, including other-than-temporary impairment of investments and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.
(3)	Deferred Offering Costs
In accordance with the SEC Staff Accounting Bulletin (SAB) Topic 5A, Expenses of Offering, the Company has deferred offering costs consisting principally of legal, underwriting and audit fees incurred through the balance sheet date that are related to the Offering and that will be charged to equity in the fourth quarter of 2009, commensurate with the completion of the Offering on October 16, 2009.
Deferred offering costs of $1,806 and $1,015 are reported separately on the consolidated balance sheets at September 30, 2009 and December 31, 2008.
(4)	Adoption of New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This guidance flattens the GAAP hierarchy to two levels: one that is authoritative and one that is non-authoritative. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the guidance changed the Company’s references to GAAP but did not impact the Company’s consolidated financial statements.
In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. The Company is still evaluating the provisions of ASC 715 and intends to comply with its disclosure requirements.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company’s adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell a debt security, and it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. The Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods ending after June 15, 2009. The Company’s adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact.
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact and the Company has complied with this Standard’s disclosure provisions.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in a company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position and the Company has complied with the provisions of this statement in notes 1 and 15 of the consolidated financial statements.
All other standards and updates of those standards issued during the nine months ended September 30, 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(5)	Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance, which is now a part of ASC 820.
The fair value of a financial asset or financial liability is the amount at which that asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidated sale. In accordance with the guidance set forth by ASC 820, the Company’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access. The Company classifies U.S. Treasury debt securities as Level 1.
Level 2 – Valuations based on observable inputs, other than quoted prices included in Level 1, for assets and liabilities traded in less active dealer or broker markets. Valuations are based on identical or comparable assets and liabilities.
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections that are unobservable in determining the fair value assigned to such assets or liabilities.
The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2009.

	Level 1	Level 2	Level 3	Total

Fixed maturities, available for sale
U.S. treasuries	$7,070	—	—	7,070
Agencies not backed by the full faith and credit of the U.S. government	—	17,858	—	17,858
State and political subdivisions	—	34,702	—	34,702
Commercial mortgage-backed securities	—	4,371	—	4,371
Residential mortgage-backed securities	—	21,831	—	21,831
Corporate securities	—	52,527	—	52,527

Total assets	$7,070	131,289	—	138,359

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
The Company uses quoted values and other data provided by a nationally recognized independent pricing service in its process for determining fair values of its investments. The pricing service provides the Company one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
Should the independent pricing service be unable to provide a fair value estimate, the Company would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, the Company uses that estimate. In instances where the Company is able to obtain fair value estimates from more than one broker-dealer, the Company would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, the Company would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company would classify such a security as a Level 3 investment.
The fair value estimates of the Company’s investments provided by the independent pricing service at September 30, 2009, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of September 30, 2009, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at September 30, 2009.
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, borrowings under line of credit, and long-term debt approximates their September 30, 2009 and December 31, 2008 carrying values.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(6)	Investments
The amortized cost and fair value of investments in fixed maturity securities, which are all available for sale, at September 30, 2009, are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2009:

U.S. treasuries	$6,806	271	7	7,070
Agencies not backed by the full faith and credit of the U.S. government	16,998	868	8	17,858
State and political subdivisions	32,360	2,342	—	34,702
Commercial mortgage-backed securities	4,379	64	72	4,371
Residential mortgage-backed securities	20,911	931	11	21,831
Corporate securities	50,119	2,689	281	52,527

Total fixed maturities	$131,573	7,165	379	138,359

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$10,017	10,244
Due after one year through five years	49,172	51,902
Due after five years through ten years	42,029	44,523
Due after ten years	5,065	5,488

	106,283	112,157

Commercial mortgage-backed securities	4,379	4,371
Residential mortgage-backed securities	20,911	21,831

Total fixed maturity securities	$131,573	138,359

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2009 and December 31, 2008, investments with a fair value of $4,413 and $4,543, respectively, were on deposit with regulatory authorities, as required by law.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
Major categories of net investment income are as follows:

	For the three months ended
	September 30,
	2009	2008
Interest on fixed maturities	$1,565	1,362
Dividends on equity securities	—	74
Interest on cash and cash equivalents	—	41

Total investment income	1,565	1,477

Investment expense	(143)	(124)

Investment income, net of investment expense	$1,422	1,353

	For the nine months ended
	September 30,
	2009	2008
Interest on fixed maturities	$4,589	4,068
Dividends on equity securities	—	215
Interest on cash and cash equivalents	9	182

Total investment income	4,598	4,465

Investment expense	(407)	(389)

Investment income, net of investment expense	$4,191	4,076

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Fixed maturity securities:
Available for sale:
Gross gains	$44	2	95	78
Gross losses on sales	(46)	(108)	(46)	(108)
Other-than-temporary impairment losses	—	—	(197)	—
Equity securities:
Gross gains	—	1	—	1,808
Gross losses on sales	—	(112)	—	(112)
Other-than-temporary impairment losses	—	(2,922)	—	(2,922)

Realized investment losses, net	(2)	(3,139)	(148)	(1,256)

Change in value of interest rate swap	6	4	19	(3)

Realized investment gains (losses) after change in value of interest rate swap, net	$4	(3,135)	(129)	(1,259)

Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$3,399	(1,942)	5,410	(3,405)
Equity securities for continuing operations	—	1,388	—	(2,884)

Total for continuing operations	3,399	(554)	5,410	(6,289)

Equity securities for discontinued operations	—	(10)	5	(11)

Total including discontinued operations	$3,399	(564)	5,415	(6,300)

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
Income tax expense (benefit) on net realized investment gains (losses) was $1 and $(1,067) for the three months ended September 30, 2009 and 2008 and $(50) and $(427) for the nine months ended September 30, 2009 and 2008, respectively. Deferred income tax expense (benefit) applicable to net unrealized investment gains (losses) included in equity was $2,307 and $468 at September 30, 2009 and December 31, 2008, respectively.
The fair value and unrealized losses for securities temporarily impaired as of September 30, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses

2009:
U.S. Treasuries	$501	7	—	—	501	7
Agencies not backed by the full faith and credit of the U.S. government	558	8	—	—	558	8
Commercial mortgage-backed securities	—	—	1,930	72	1,930	72
Residential mortgage-backed securities	1,482	11	—	—	1,482	11
Corporate securities	990	7	4,010	274	5,000	281

Total fixed maturities	$3,531	33	5,940	346	9,471	379

The Company invests in high credit quality bonds. These fixed maturity investments are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. Most of the decline in our fixed maturity portfolio has been in corporate bonds issued by financial institutions, whose prices have been depressed as a result of the recent turmoil in the credit markets. There are $5,940 in fixed maturity securities, at fair value, that at September 30, 2009, had been below cost for over 12 months. $346 of unrealized losses on such securities relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value are most likely attributable to the recent market dislocation.
Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
For the three months and nine months ended September 30, 2009, the Company incurred impairment charges of $0 and $197 related to one fixed maturity security. The carrying value of the security was written down to fair value as of June 30, 2009 and the security was sold in July 2009. For the three months and nine months ended September 30, 2008, the Company recorded impairment charges of $2,922 on all of its equity investments. In the fourth quarter of 2008, the Company sold all of its equity portfolio and recognized an additional $4,522 realized loss on the sale related to the fourth quarter declines in fair value.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of September 30, 2009, fixed maturity securities issued by banks accounted for 6.48% of the bond portfolio’s book value. Except for the aforementioned security which was written down, none of the Company’s fixed maturity securities have defaulted or required an impairment charge due to the subprime credit crisis.
(7)	Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended and nine months ended September 30, 2009 and 2008 consisted of the following (all amounts net of taxes):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$1,447	(3,983)	1,263	(2,485)

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period	2,241	(2,443)	3,476	(4,986)
Less:
Reclassification adjustment for realized losses included in net income (loss)	2	2,071	98	828

Net unrealized investment gains (losses)	2,243	(372)	3,574	(4,158)

Change in defined benefit pension plans	(259)	12	(189)	36
Curtailment benefit	1,095	—	1,095	—

Other comprehensive income (loss)	3,079	(360)	4,480	(4,122)

Comprehensive income (loss)	$4,526	(4,343)	5,743	(6,607)

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
Accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 consisted of the following amounts (all amounts net of taxes):

	September 30,	December 31,
	2009	2008
Unrealized investment gains for continuing operations	$4,479	908
Unrealized investment losses for discontinued operations	—	(5)
Defined benefit pension plan — net actuarial loss	(1,158)	(2,062)

Accumulated other comprehensive income (loss)	$3,321	(1,159)

(8)	Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan covering substantially all employees. Retirement benefits are a function of both the years of service and level of compensation. It is the Company’s policy to fund the plan in amounts not greater than the amount deductible for federal income tax purposes and not less than the minimum required contribution under the Pension Protection Act of 2006. The Company also sponsors a SERP. The SERP, which is unfunded, provides defined pension benefits outside of the qualified defined benefit pension plan to eligible executives based on average earnings, years of service, and age at retirement.
The net periodic pension cost for the plan consists of the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic pension cost:

Service cost	$72	179	412	537
Interest cost	123	154	418	463
Expected return on plan assets	(81)	(129)	(266)	(388)
Amortization of prior service costs	10	16	30	47
Amortization of net loss	31	3	116	8

Net periodic pension cost	$155	223	710	667

The Company contributed $359 to the plans in 2009. The Company’s 2010 contribution to the plan is expected to increase due to changes in the fair value of plan assets and regulatory changes affecting the plan.
On August 1, 2009, upon approval by the board of directors, the Company’s plan administrator amended the plan, whereby all participants’ accrued benefits under the plan will be frozen as of October 31, 2009. The Company recognized a curtailment benefit of $1,659 in the three months ended September 30, 2009, which has been reflected in accumulated other comprehensive income (loss) in equity. Due to a decline in interest rates, this benefit has been partially offset by an actuarial loss of $565.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(9)	Income Tax
A valuation reserve is required to be established for any portion of the deferred tax asset that management believes more likely than not will not be realized. As a result of declining interest rates and the improvement in the credit markets, the Company’s fixed maturity investments have appreciated in value by $3,399 for the three months ended September 30, 2009. Due to this improvement, along with the Company’s intention to reevaluate asset allocations within the investment portfolio, the Company intends to accelerate the reversal of the deferred tax liability associated with these unrealized gains through the sale of said investments. Therefore, as of September 30, 2009, the Company has reversed the valuation reserve of $1,026 that was recorded as of December 31, 2008.
The Company has recorded income tax expense of $826 on discontinued operations, which relates primarily to the tax expense recorded on the sale of the assets of Eastern Insurance Group (EIG), whose book basis exceeded their tax basis. The Company has reviewed the potential of a tax position regarding a worthless stock deduction for its investment in EIG. The Company determined that the more-likely-than not recognition threshold would not be met. Therefore, if the Company were to conclude to take a tax return position on the 2009 Federal Income Tax Return, the benefit would need to be recorded as an uncertain tax position, with no current benefit recognized. The maximum favorable impact of this deduction is estimated to be $900, with reasonable possibility that the tax return position will not be taken.
As of September 30, 2009, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2008 were open for examination as of September 30, 2009.
Cash tax payments of $326 and $1,040 were made in the first nine months of 2009 and 2008, respectively.
(10)	Reinsurance
Reinsurance is ceded by the Company on a pro rata and excess of loss basis, with the Company’s retention generally at $500 per occurrence in 2009 and 2008. The Company purchased catastrophe excess-of-loss reinsurance with a retention of $2,000 per event in 2009 and 2008.
Effective January 1, 2009, the Company modified its reinsurance program in which the Company lowered its participation in the per-risk reinsurance treaty. Losses between $500 and $1,000 are retained at 52.5% in 2009 versus a 75% retention rate in 2008. Losses between $1,000 and $5,000 are retained at 0% in 2009 versus 25% in 2008.
The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. In the quarter ended September 30, 2009, the Company experienced additional favorable development on accident year 2008 loss reserves subject to the treaty. In addition, accident year 2009 resulted in a loss ratio subject to the treaty for the nine months ended September 30, 2009 of approximately 67%. As a result of this favorable development on the 2008 accident year and the lower 2009 accident year loss ratio, the benefit recognized under the stop loss as of December 31, 2008 and as of June 30, 2009 had reversed itself by September 30, 2009.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.
The effect of reinsurance, with respect to premiums and losses, is as follows:
(a)	Premiums

	For the three months ended September 30,
	2009		2008
	Written	Earned	Written	Earned

Direct	$24,593	22,196	27,216	24,439
Assumed	221	215	351	337
Ceded	(1,936)	(1,616)	(5,204)	(4,826)

Net	$22,878	20,795	22,363	19,950

	For the nine months ended September 30,
	2009		2008
	Written	Earned	Written	Earned

Direct	$66,568	68,360	73,211	72,166
Assumed	735	655	1,132	1,034
Ceded	(11,041)	(11,294)	(14,002)	(13,881)

Net	$56,262	57,721	60,341	59,319

(b)	Losses and Loss Adjustment Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Direct	$14,658	15,423	51,019	49,822
Assumed	102	273	184	1,120
Ceded	876	(2,127)	(9,701)	(8,681)

Net	$15,636	13,569	41,502	42,261

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(c)	Unearned Premiums

	September 30,	December 31,
	2009	2008

Direct	$43,502	45,310
Assumed	91	12
Prepaid reinsurance (ceded)	(4,090)	(4,342)

	$39,503	40,980

(d)	Loss and Loss Adjustment Expense Reserves

	September 30,	December 31,
	2009	2008

Direct	$106,560	98,366
Assumed	8,883	9,699

Gross	$115,443	108,065

(11)	Borrowings
On July 22, 2009, the Company refinanced its long-term debt and lines of credit by entering into a new, four year $3,000 revolving line of credit with a commercial bank. The new line of credit note requires monthly payments of accrued interest, with principal due no later than the maturity of the loan agreement, four years from the inception date. The initial interest rate on outstanding borrowings is based on the London Interbank Offered Rate (LIBOR) plus 175 basis points. This rate will be increased annually at each anniversary of the loan agreement by an additional 25 basis points.
On August 3, 2009, $1,800 of this new line of credit and cash from operations of $1,134 was used to pay off the long-term debt amount of $1,251 of principal and interest due at the settlement date, and the two then-existing lines of credit, at an aggregate amount of principal and interest of $1,683. The interest rate swap tied to the long-term debt was also terminated.
(12)	Segment Information
The Company’s operations are organized into three segments: Agribusiness, Commercial Business, and Other. These segments reflect the manner in which the Company currently manages the business based on type of customer, how the business is marketed, and the manner in which risks are underwritten. Within each segment, the Company underwrites and markets its insurance products through a packaged offering of coverages sold to generally consistent types of customers.
The Other segment includes the runoff of discontinued lines of insurance business and the results of mandatory-assigned risk reinsurance programs that the Company must participate in as a cost of doing business in the states in which the Company operates. The discontinued lines of insurance business include personal lines, which the Company began exiting in 2001, and assumed reinsurance contracts for which the Company participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
Segment information for the three months ended and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Premiums earned:
Agribusiness	$12,254	11,066	34,194	33,536
Commercial business	8,277	8,486	22,680	24,546
Other	264	398	847	1,237

Total premiums earned	20,795	19,950	57,721	59,319

Investment income, net of investment expense	1,422	1,353	4,191	4,076
Realized investment gains (losses), net	4	(3,135)	(129)	(1,259)
Other income	81	103	192	324

Total revenues	$22,302	18,271	61,975	62,460

Components of net income (loss):
Underwriting (loss) income:
Agribusiness	$2,055	528	353	(433)
Commercial business	(2,866)	(642)	(3,011)	(1,799)
Other	22	150	188	(88)

Total underwriting (loss) income	(789)	36	(2,470)	(2,320)

Investment income, net of investment expense	1,422	1,353	4,191	4,076
Realized investment gains (losses), net	4	(3,135)	(129)	(1,259)
Other income	81	103	192	324
Corporate expense	(13)	(111)	(94)	(406)
Interest income (expense)	160	(29)	4	(116)
Other expense, net	(16)	(114)	(106)	(190)

Income (loss) from continuing operations, before income taxes	849	(1,897)	1,588	109

Income tax expense (benefit)	(569)	(354)	(462)	140

Income (loss) from continuing operations	$1,418	(1,543)	2,050	(31)

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Discontinued operations:
Income (loss) from discontinued operations, before income taxes	$51	(2,449)	39	(2,470)
Income tax expense (benefit)	22	(9)	826	(16)

Income (loss) from discontinued operations	29	(2,440)	(787)	(2,454)

Net income (loss)	$1,447	(3,983)	1,263	(2,485)

The following table sets forth the net premiums earned by major lines of business for the Company’s core insurance products for the three months ended and nine months ended September 30, 2009 and 2008:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net premiums earned:

Agribusiness
Property	$4,467	4,072	12,400	12,127
Commercial auto	3,202	2,948	8,745	9,026
Liability	2,479	2,225	7,072	6,566
Workers’ compensation	1,936	1,656	5,472	5,323
Other	170	165	505	494

Agribusiness subtotal	12,254	11,066	34,194	33,536

Commercial lines
Property & liability	4,884	5,173	13,762	15,107
Workers’ compensation	1,871	1,975	4,976	5,669
Commercial auto	1,385	1,269	3,656	3,572
Other	137	69	286	198

Commercial lines subtotal	8,277	8,486	22,680	24,546

Other	264	398	847	1,237

Total net premiums earned	$20,795	19,950	57,721	59,319

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)

Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(13)	Equity
Penn Millers Mutual insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, are subject to risk-based capital requirements, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. As of December 31, 2008, the Company was in compliance with its risk-based capital requirements. Applying the current regulatory restrictions as of December 31, 2008, approximately $4,257 would be available for distribution to the Company during 2009 without prior approval.
(14)	Discontinued Operations
In 2007, the Company’s board of directors approved a plan to pursue the sale of Penn Software & Technology Services (PSTS) in order to better focus on its core competency within the insurance business.
In July 2008, the Company entered into an asset purchase agreement and sold those assets of PSTS for $150. The assets sold included customer lists and related client information. The Company received cash of $50 at the time of sale and could receive up to $100 after one year, based on the retention of the book of business that was sold. In 2008, the Company recorded a pre-tax loss on sale of $117. In September 2009, the Company received $52 for the contingent portion of the sale price, which was recognized at that time.
The results of operations for PSTS were reported within discontinued operations in the accompanying consolidated statements of operations for all periods presented.
Operating results from PSTS for the three months ended and nine months ended September 30, 2009 and 2008 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$—	196	—	719

Income (loss) from discontinued operations, before income taxes	$50	(1)	50	(52)
Income tax expense (benefit)	17	—	17	(18)

Income (loss) from discontinued operations	$33	(1)	33	(34)

In 2008, the Company’s board of directors approved a plan to explore the sale of EIG. The decision resulted from continued evaluation of the Company’s long term strategic plans and the role that the insurance brokerage segment played in that strategy. In the third quarter of 2008, the board fully committed to the sale of EIG in order to concentrate solely on insurance underwriting as a long term core competency.

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
The Company completed the sale of EIG on February 2, 2009 recording a pre-tax loss on sale in the first quarter 2009. A portion of the proceeds of the sale was used to pay off $285 of acquisition payables in liabilities held for sale.
The results of operations for EIG were reported within discontinued operations in the accompanying consolidated statements of operations, and prior-period consolidated statements of operations have been reclassified to conform to this presentation.
EIG’s operating results for the three months ended and nine months ended September 30, 2009 and 2008 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$—	945	—	2,696

Income (loss) from discontinued operations, before income taxes	$1	(2,448)	(11)	(2,418)
Income tax expense (benefit)	5	(9)	809	2

Loss from discontinued operations	$(4)	(2,439)	(820)	(2,420)

EIG may continue to place insurance policies with PMIC. PMIC will continue to pay commissions to EIG for this business. Currently, commissions paid by PMIC to EIG represent less than 5% of EIG’s total revenue. The Company does not expect a material increase in this level of commissions.
Operating results from total discontinued operations for the three months ended and nine months ended September 30, 2009 and 2008 are presented below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$—	1,141	—	3,415

Income (loss) from discontinued operations, before income taxes	$51	(2,449)	39	(2,470)
Income tax expense (benefit)	22	(9)	826	(16)

Income (loss) from discontinued operations	$29	(2,440)	(787)	(2,454)

PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY

(Unaudited)

Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(15)	Subsequent Events
On October 16, 2009, Penn Millers Mutual completed its conversion to stock form. Penn Millers Holding Corporation sold a total of 5,444,022 shares in a subscription and community offering at $10.00 per share, through which the Corporation received proceeds of $45,173, net of conversion and offering costs of $3,867. The Corporation contributed $25,000 to PMIC for general corporate purposes and to support future premium growth.
On July 28, 2009, the board of directors approved the implementation of an Employee Stock Ownership Plan (ESOP). At the date of conversion, the Corporation lent $5,400 to the Corporation’s ESOP in return for a note bearing an interest rate of 4.06%. The ESOP used those funds to acquire 539,999 shares of common stock at $10 per share. The Corporation’s ESOP purchased approximately 9.9% of the common stock issued in the Offering. It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. Annual contributions will be made to the Corporation’s ESOP, when shares are committed to be allocated to participant accounts, in amounts sufficient to repay that loan. These payments are estimated to be $668 annually. At the time of conversion, the issuance of the shares to the Corporation’s ESOP was fully recognized in the stockholders’ equity section of the consolidated balance sheet as a contra account. The shares were recorded at their original purchase price of $10 per share. Compensation expense for shares committed to be allocated to participant accounts will be recognized ratably during the year, based on the market value of the stock at the time the commitment to allocate is accrued.
On October 27, 2009, the board of directors authorized the repurchase of up to 5% of the Corporation’s issued and outstanding shares of common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in management’s sole opinion, market conditions warrant. The Corporation will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless the Corporation’s board of directors expands the program.

Item 2.	PENN MILLERS MUTUAL HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” included in the Company’s Form S-1/A Registration Statement (File No. 333-156936) and incorporated herein by reference that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
Factors that could affect our actual results include, among others, the fact that our loss reserves are based on estimates and may be inadequate to cover our actual losses; the uncertain effects of emerging claim and coverage issues on our business; the geographic concentration of our business; an inability to obtain or collect on our reinsurance protection; a downgrade in the A.M. Best rating of our insurance subsidiaries; the impact of extensive regulation of the insurance industry and legislative and regulatory changes; a failure to realize our investment objectives; the effects of intense competition; the loss of one or more principal employees; the inability to acquire additional capital on favorable terms; a failure of independent insurance brokers to adequately market our products; and the effects of acts of terrorism or war.
The references herein to “the Company,” “we,” “us” and “our” refer to Penn Millers Mutual Holding Company and its subsidiary, PMHC Corp. prior to the conversion; and Penn Millers Holding Corporation and its subsidiary, PMMHC Corp. after the conversion.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included thereto.
Overview
Our lead insurance company is Penn Millers Insurance Company, which is a Pennsylvania stock insurance company originally incorporated as a mutual insurance company in 1887. In 1999, Penn Millers Insurance Company converted from a mutual to a stock insurance company within a mutual holding company structure. This conversion created Penn Millers Mutual Holding Company (Penn Millers Mutual), a Pennsylvania mutual holding company, and established a “mid-tier” stock holding company, PMHC Corp. (PMHC), to hold all of the outstanding shares of Penn Millers Insurance Company. Neither Penn Millers Mutual Holding Company nor PMHC engages in any significant operations. The outstanding capital stock of Penn Millers Insurance Company is the primary asset of PMHC. American Millers Insurance Company is a wholly owned subsidiary of Penn Millers Insurance Company that provides Penn Millers Insurance Company with excess of loss reinsurance.
On April 22, 2009, Penn Millers Mutual adopted a plan of conversion to convert Penn Millers Mutual from the mutual to the stock form of organization, which was approved by its eligible members on October 15, 2009. Upon its conversion, Penn Millers Mutual was renamed PMMHC Corp. and PMHC was subsequently merged with and into PMMHC Corp., thereby terminating PMHC’s existence and making PMMHC Corp. the stock holding company for Penn Millers Insurance Company and a wholly owned subsidiary of Penn Millers Holding Corporation. The consolidated financial statements of Penn Millers Mutual prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation upon completion of the conversion. Neither PMMHC Corp. nor Penn Millers Holding Corporation engages in any business operation. After the conversion, the outstanding capital stock of Penn Millers Insurance Company and proceeds derived from the public stock offering are the primary assets of PMMHC Corp. and Penn Millers Holding Corporation, respectively.
On October 7, 2009, the Company completed the sale of 5,444,022 shares of Penn Millers Holding Corporation common stock, par value $0.01 per share, at an initial offering price of $10.00 per share in a concurrently-held subscription and community offering that commenced on or about September 11, 2009.

Prior to the completion of the offering, in accordance with the provisions of the Plan of Conversion of PMMHC Corp., our Employee Stock Ownership Plan (ESOP) purchased 539,999 of the shares in the offering, which was funded by a loan from Penn Millers Holding Corporation.
Our initial public offering closed on October 16, 2009. Our common stock is traded on the Nasdaq Global Market under the symbol “PMIC.”
On February 2, 2009, we completed the sale of substantially all of the net assets of Eastern Insurance Group, which was a wholly owned subsidiary insurance agency of PMHC. In July 2008, we completed the sale of substantially all of the net assets of Penn Software and Technology Services, Inc. (Penn Software), a Pennsylvania corporation specializing in providing information technology consulting for small businesses. Penn Software was a wholly owned subsidiary of PMHC. Both Eastern Insurance Group and Penn Software are accounted for as discontinued operations. We have begun the process to dissolve both Eastern Insurance Group and Penn Software.
We offer insurance products designed to meet the needs of certain segments of the agricultural industry in 33 states. We also offer commercial insurance products designed to meet the needs of main street businesses in 8 states. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our agribusiness insurance segment product includes property (fire and allied lines and inland marine), liability (general, products and umbrella), commercial automobile, and workers’ compensation insurance. We specialize in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. We do not write property or liability insurance for farms or farming operations unless written in conjunction with an eligible agribusiness operation; and we do not write any crop or weather insurance. We market our agribusiness lines through independent producers and our employees. Our commercial business insurance segment product consists of a business owner’s policy that combines the following: property, liability, business interruption, and crime coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target include retail, service, hospitality, wholesalers, light manufacturers, and printers. We market our commercial lines through independent producers.
In early 2009, we introduced an insurance product called PennEdge that will enable us to write customized coverages on mid-size commercial accounts. PennEdge provides property and liability coverage to accounts that currently do not meet the eligibility requirements for our traditional business owners or agribusiness products. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, light manufacturing, hospitality, commercial laundries and dry cleaners, and printers. These segments were chosen based on the experience of our underwriting staff and the market opportunities available to our existing producers. Currently, the PennEdge product is approved in seven states.
Our third business segment, which we refer to as our “other” segment, includes the runoff of lines of business that we no longer offer or assume, and assigned risk reinsurance programs in which we are required to participate.
Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc., (A.M. Best) which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on June 23, 2009.
Financial Highlights of Results for the Three and Nine Months Ended 2009

Three Months Ended September 30, 2009:
•	Net income was $1,447 for the three months ended September 30, 2009, compared to a net loss of $3,983 for the same period of 2008.
•	Equity increased $4,526 in the third quarter of 2009 primarily from net income of $1,447; net unrealized gains from investments of $2,243; and pension curtailment benefit of $1,095.
Nine Months Ended September 30, 2009:
•	Net income was $1,263 for the nine months ended September 30, 2009, compared to a net loss of $2,485 for the same period of 2008.
•	Equity increased $5,743 in the nine months ended 2009 primarily from net income of $1,263; net unrealized gains from investments of $3,574; and pension curtailment benefit of $1,095.
Key Financial Measures
We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations. For the presentation of the three and nine month periods ended September 30, 2009 and 2008, we have presented certain summary results in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract during all periods presented.
We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining loss and loss adjustment expense, underwriting expense and combined ratios. We also measure profitability by examining underwriting income (loss) and net income (loss).
Loss and loss adjustment expense ratio
The loss and loss adjustment expense ratio (or loss ratio) is the ratio (expressed as a percentage) of loss and loss adjustment expenses incurred to premiums earned. We measure the loss ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures loss and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and loss adjustment expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.
Underwriting expense ratio
The underwriting expense ratio (or underwriting ratio) is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.
GAAP combined ratio
Our GAAP combined ratio is the sum of the loss ratio and the underwriting expense ratio and measures our overall underwriting profit. If the GAAP combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.
Underwriting income (loss)
Underwriting income (loss) measures the pre-tax profitability of our insurance segments. It is derived by subtracting loss and loss adjustment expense, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in our statements of operations.

Results of Operations
Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.
Our premium growth and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced agribusiness and commercial business. The insurance industry is currently experiencing a soft market cycle. Therefore, insurers may be unable to increase premiums and increase profit margins. A hard market typically has a positive effect on premium growth.
The major components of operating revenues and net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Premiums earned:
Agribusiness	$12,254	$11,066	$34,194	$33,536
Commercial business	8,277	8,486	22,680	24,546
Other	264	398	847	1,237

Total premiums earned	20,795	19,950	57,721	59,319
Investment income, net of investment expense	1,422	1,353	4,191	4,076
Realized investment gains (losses), net	4	(3,135)	(129)	(1,259)
Other income	81	103	192	324

Total revenues	$22,302	$18,271	$61,975	$62,460

Components of net income (loss):
Underwriting (loss) income:
Agribusiness	$2,055	$528	353	(433)
Commercial business	(2,866)	(642)	(3,011)	(1,799)
Other	22	150	188	(88)

Total underwriting (loss) income	(789)	36	(2,470)	(2,320)
Investment income, net of investment expense	1,422	1,353	4,191	4,076
Realized investment gains (losses), net	4	(3,135)	(129)	(1,259)
Other income	81	103	192	324
Corporate expense	(13)	(111)	(94)	(406)
Interest income (expense)	160	(29)	4	(116)
Other expense, net	(16)	(114)	(106)	(190)

Income (loss) from continuing operations, before income taxes	849	(1,897)	1,588	109
Income tax (benefit) expense	(569)	(354)	(462)	140

Income (loss) from continuing operations	1,418	(1,543)	2,050	(31)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Discontinued operations:
Income (loss) from discontinued operations, before income taxes	51	(2,449)	39	(2,470)
Income tax expense (benefit)	22	(9)	826	(16)

Income (loss) from discontinued operations	29	(2,440)	(787)	(2,454)

Net income (loss)	$1,447	$(3,983)	$1,263	$(2,485)

Underwriting Ratios — As reported:
Loss and loss adjustment expense ratio	75.2%	68.0%	71.9%	71.2%
Underwriting expense ratio	28.6%	31.8%	32.4%	32.7%

GAAP combined ratio	103.8%	99.8%	104.3%	103.9%

Aggregate Stop Loss Reinsurance Treaty
Effective January 1, 2008, we renewed our reinsurance coverage with a number of changes. We continued to retain $500 on any individual property and casualty risk. However, in 2008, in an effort to retain more of the profits on our direct business, we increased our retention to 75% of losses in excess of $500 to $1,000 and 25% of losses in excess of $1,000 to $5,000. As a complement to this increased retention, we entered into a whole account, accident year aggregate excess of loss (stop loss) contract that covers accident years 2008 and 2009. The purpose of the contract was to provide a comprehensive level of protection for our capital adequacy, over and above our underlying reinsurance program. This reinsurance contract provides coverage in the event that the accident year loss ratios for 2008 and 2009 exceed 72%. In return for this protection, the reinsurers are guaranteed a minimum amount of premium if no losses are ceded under the contract. If losses are ceded under the contract, then additional premium costs are incurred by us.
As of December 31, 2008, our loss ratio subject to the contract for accident year 2008 was approximately 77% and, as a result, we recorded ceded loss recoverables of $4,292. An unusually high level of property losses, both catastrophe and non-catastrophe related, relative to expectations resulted in a higher-than-expected loss and loss adjustment expense ratio. The net benefit of the stop loss contract recorded in the full year 2008 financial statements, including the ceded premium cost and interest charges on the funds withheld account, was approximately $884.
In the quarter ended September 30, 2009, we experienced additional favorable development on accident year 2008 loss reserves subject to the treaty. In addition, our accident year 2009 loss ratio for the nine months ended September 30, 2009 was approximately 67%. As a result of this favorable development on the 2008 accident year and a lower 2009 accident year loss ratio, the benefit recognized under the stop loss as of December 31, 2008 and as of June 30, 2009 had reversed itself by September 30, 2009. The accounting treatment for the changing scenarios under this contract is primarily governed by FASB Codification topic 944-20 and has resulted in some significant fluctuations between earned premiums and incurred losses. Throughout this discussion and analysis, we will present financial summaries, where appropriate, of results both before and after the impact of the stop loss in order to better explain our results for 2008 and 2009.

The table below illustrates the effect of the stop loss contract on our consolidated results in 2009 and 2008 and shows our reported results before and after the effects of the stop loss contract:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total	2009	2008	2009	2008

Income (loss) from continuing operations, before income taxes — Before stop loss	$1,068	$(2,316)	$3,880	$(611)

Plus: Income (loss) from stop loss:
Ceded premiums earned	2,921	(890)	1,914	(2,515)
Ceded losses and loss adjustment expense incurred	(3,316)	1,328	(4,292)	3,302
Interest expense	176	(19)	86	(67)

Operating income (loss) attributable to stop loss	(219)	419	(2,292)	720

Income (loss) from continuing operations, before income taxes — As reported	$849	$(1,897)	$1,588	$109

Underwriting Ratios — Before stop loss:
Loss and loss adjustment expense ratio	68.9%	71.5%	66.7%	73.7%
Underwriting expense ratio	33.3%	30.5%	33.5%	31.3%

GAAP combined ratio	102.2%	102.0%	100.2%	105.0%

Underwriting Ratios — As reported:
Loss and loss adjustment expense ratio	75.2%	68.0%	71.9%	71.2%
Underwriting expense ratio	28.6%	31.8%	32.4%	32.7%

GAAP combined ratio	103.8%	99.8%	104.3%	103.9%

Premiums Earned
For the three months ended September 30, 2009, we had $20,795 of net premiums earned compared to $19,950 of net premiums earned for the three months ended September 30, 2008. The $845, or 4.2% increase is primarily due to an overall reduction in ceded premiums earned (described below) of $3,210 from a net adjustment of ceded premium under our stop loss contract of $2,921. The positive impact of the reduction in ceded premiums earned was offset by a decrease in our commercial business segment’s direct premiums earned of $2,056, and a modest decrease in direct premiums earned in our agribusiness segment of $175 for the quarter. The decline of $2,056 in direct premiums earned in our commercial business segment is primarily attributable to our strategic decisions to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers.
Net premiums earned were $57,721 and $59,319 for the nine months ended September 30, 2009 and 2008, respectively. The $1,598, or 2.7% decrease is due to a decline in direct premiums earned in our commercial business segment of $3,656 resulting from our decision to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers. The direct premiums earned in our agribusiness segment were $139 lower in the nine month period of 2009, compared to the same period of 2008. The decrease is due to slightly lower premium retention, which was offset by our writing of new business. Our agribusiness segment continues to be successful in retaining existing customers as well as in attracting new customers in a competitive environment. The earned premiums in our mandatory assumed business declined by $390 for the nine month period of 2009, compared to the same period of 2008 which was primarily driven by a decline in premium from the National Workers’ Compensation Reinsurance Pool. This total decrease in direct and assumed premiums earned of $4,185 was partly offset by a net reduction in ceded premiums earned of $2,587. The reduction compared to the same period in 2008 was primarily impacted by a net year over year change in stop loss ceded premium of $4,429. As a result of the loss recoverable under the stop loss contract, we recorded $2,515 of ceded premium under the stop loss for the nine month period for 2008. In 2009, the net adjustment of ceded premium recorded under the stop loss for both accident years was $1,914. This large decrease in ceded premium related to the stop loss contract was partly offset by increases in premium on our underlying reinsurance program due to increased retentions and increased rates in 2009. In 2009, we lowered our participation rate on our per-risk reinsurance treaty. Losses between $500 and $1,000 are retained at 52.5% in 2009 versus our 75% retention rate in 2008. Losses between $1,000 million and $5,000 are retained at 0% in 2009 versus our 25% retention rate in 2008.
The effect of reinsurance, with respect to premiums, for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$24,593	$22,196	$27,216	$24,439
Assumed	221	215	351	337
Ceded	(1,936)	(1,616)	(5,204)	(4,826)

Net	$22,878	$20,795	$22,363	$19,950

	For the Nine Months Ended September 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$66,568	$68,360	$73,211	$72,166
Assumed	735	655	1,132	1,034
Ceded	(11,041)	(11,294)	(14,002)	(13,881)

Net	$56,262	$57,721	$60,341	$59,319

Net Investment Income
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average cash and invested assets	$147,216	$133,066	$140,714	$133,980
Net investment income	1,422	1,353	4,191	4,076
Return on average cash and invested assets (1)	3.9%	4.1%	4.0%	4.1%

(1)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income increased $69 and $115 for the three and nine months ended September 30, 2009, respectively as compared to the same periods ended September 30, 2008. The increases in the three and nine month periods are primarily attributable to higher balances of available for sale securities funded with cash from operations, which were mostly offset by the impact of declining interest rates and lower dividend income in 2009.
Realized Investment Gains (Losses), Net
We had net realized investment gains of $4 for the three months ended September 30, 2009 compared to net realized investment losses of $3,135 for the same period ended September 30, 2008. In the third quarter of 2008 we recognized an other-than-temporary impairment loss of $2,922 on our equity portfolio as a result of the decline in the equity markets during 2008.
For the nine months ended September 30, 2009, we had net realized investment losses of $129, compared to net realized investment losses of $1,259 for the nine months ended September 30, 2008. The $2,922 impairment charge referred to above was offset by net realized investment gains of $1,663 for the first nine months of September 2008. The gains included a $1,808 gain from sales of equity securities realized in the first quarter of 2008 from our transition from an actively managed portfolio to investments in indexed mutual funds.
As of June 30, 2009, we determined that one security in our portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security, which resulted in a pre-tax other-than-temporary impairment loss as of June 2009 of approximately $197, which is the primary component of the $129 net realized investment loss referred to above for the nine months ended September 2009.
Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $81 and $103 for the three months ended September 30, 2009 and 2008, respectively; and $192 and $324 for the nine months ended September 30, 2009 and 2008, respectively. The decline in other income for the three month period is due primarily to lower premium installment and loss processing fees earned in 2009 as compared to 2008, and lower returns on COLI policies. The decline in other income for the nine month period as compared to the same period of 2008 is due primarily to lower returns on COLI policies.

Underwriting (Loss) Income
As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), combined ratios, written premiums and discussion of our results that exclude the impact of our aggregate stop loss contract.
Underwriting (loss) income measures the pre-tax profitability of our insurance segments. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of loss and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.
Loss and Loss Adjustment Expenses
Our loss and loss adjustment expense (LAE) ratio was 75.2% for the three months ended September 30, 2009, compared to 68.0% for the three months ended September 30, 2008. Loss and LAE was $15,636 and $13,569 for the three months ended September 30, 2009 and 2008, respectively. The increase in loss and LAE in 2009 as compared to 2008 of $2,067 is primarily due to the reversal of ceded losses under the stop loss contract on the 2008 accident year. As of June 30, 2009, we recorded ceded losses of $3,316 under the stop loss for the 2008 accident year, which were reversed in the third quarter of this year as a result of favorable development on that accident year. Furthermore, the 2009 accident year loss ratio is below the stop loss contract attachment point. For the three months ended September 30, 2008, we recorded ceded losses of $1,328 under the contract. This $4,644 increase in net incurred losses related to the stop loss contract was partly offset by the corresponding decreases in ceded premiums earned of $3,811. The reversal of the stop loss benefit has adversely impacted our loss ratio, and has masked a favorable trend in our underlying loss ratios. As previously illustrated, our loss ratio, before the effects of the stop loss contract, was 68.9% for the three month period ended September 30, 2009, and 71.5% for the same period in 2008. We observed a steady decline in new claim frequency in 2009, which has continued into the third quarter of 2009, and this has contributed to the improvement in the underlying loss ratio. This lower level of claim activity included a decline in catastrophe losses of $810 in 2009 compared to 2008.
The impact of the change in stop loss benefit on our total prior year loss and LAE development is illustrated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and LAE unfavorable (favorable) development — excluding impact of stop loss	$184	$(2,240)	$(2,120)	$(4,546)
Reversal of 2008 accident year stop loss recoveries	3,316	—	4,292	—

Loss and LAE unfavorable (favorable) development — As reported	$3,500	$(2,240)	$2,172	$(4,546)

Our loss and LAE ratio was 71.9% for the nine months ended September 30, 2009, compared to 71.2% for the nine months ended September 30, 2008. Loss and LAE was $41,502 and $42,261 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $759. The decrease in loss and LAE in 2009 as compared to 2008 is primarily due to lower current accident year losses and LAE of $7,477 due to a lower level of new claim activity. This lower level of claim activity included a decline in catastrophe losses of $3,007 in 2009 compared to 2008. Excluding the impact of the stop loss, we experienced $2,426 of less favorable prior year development in 2009 versus 2008, which partially offset the favorable effect of the decline in current accident year losses. Loss and LAE for the nine months ended September 2009 also increased from the reversal of ceded losses under the stop loss contract of $4,292. Our loss ratio, before the effects of the stop loss contract, was 66.7% for the nine month period ended September 30, 2009 and 73.7% for the same period in 2008. In addition to the lower level of large property losses in 2009, we believe that our strategic decision to remove unprofitable commercial business classes and producers from our book of business contributed to these improvements in our loss ratio.

For the three months ended September 30, 2009, we experienced unfavorable development on prior accident years of $3,500. Excluding the $3,316 impact of the adjustment to accident year 2008 losses under the stop loss contract, the net unfavorable development was $184. This was primarily attributable to unfavorable loss development of approximately $1,084 in the workers’ compensation line of business due to a higher level of incurred loss emergence relative to expectations for the 2006 to 2008 accident years. This unfavorable development was partly offset by favorable development in the commercial multi-peril line (approximately$484), fire and allied lines (approximately $262), and commercial auto line (approximately $154). The development in the fire and allied lines resulted from favorable settlements on prior years’ claims, and the commercial multi-peril development was attributable to lower level emergence of incurred losses, relative to expectations, for the 2007 and 2008 accident years. The commercial auto line experienced a lower level of paid loss emergence across most accident years.
The net favorable development for the nine months ended September 30, 2009 of $2,120 (excluding the impact of the stop loss reversal on ceded losses) was primarily attributable to favorable loss development in the fire and allied (approximately $1,496) and commercial multi-peril (approximately $968) lines. The development in the fire and allied lines resulted from favorable settlements on prior years’ claims, and the development in the commercial multi-peril line was attributable to lower level emergence of incurred losses, relative to expectations, for the 2007 and 2008 accident years. In addition, the commercial auto line experienced favorable development of approximately $358 due to a lower level of paid loss emergence relative to expectations. The favorable development in these lines was partly offset by unfavorable development of approximately $976 in our workers’ compensation line due to a higher level of incurred loss emergence relative to expectations for the 2008 and 2007 accident years.
The net favorable development for the three and nine months ended September 30, 2008 of $2,240 and $4,546, respectively was primarily attributable to the favorable loss development trends experienced in the fire and allied, workers’ compensation and commercial auto liability lines of business throughout 2008. The fire and allied lines development resulted from prior years’ claims settling for less than originally estimated. Many of our policies have high property exposures for which reported claims often require an extended amount of time to evaluate the claim due to the complexity in determining the value of the building and contents loss. The favorable loss development in the workers’ compensation and commercial auto lines was due to the general observation of declines in claims severity on prior accident years. These lines of business are prone to greater variability in the loss reserving process due to the inherent uncertainty as to claim reporting and settlement trends. Frequency and severity trends tend to emerge over more extended periods of time and adjustments to our estimates based on these changing trends are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.
Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses
Our underwriting expense ratio represents the ratio of underwriting expenses (amortization of deferred policy acquisition costs and underwriting and administrative expenses directly attributable to our insurance operations) divided by net premiums earned. As one component of the combined ratio, along with the loss and loss adjustment expense ratio, the underwriting expense ratio is a key measure of profitability. The underwriting expense ratio can exhibit volatility from year to year from such factors as changes in premium volume, one-time or infrequent expenses for strategic initiatives, or profitability based bonuses to employees and producers. Our strategy has been to grow our net premium volume while controlling overhead costs.
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, was $5,961 for the three months ended September 30, 2009 and $6,456 for the three months ended September 30, 2008. Amortization of deferred policy acquisition costs decreased $622, or 10.6%, for the three months ended September 30, 2009 as compared to the same period in 2008, as a result of the 9.5% decline in direct and assumed earned premiums for the same period. Underwriting and administrative expenses increased $127 primarily from increased compliance costs in preparing to become a public company.
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, was $18,783 for the nine months ended September 30, 2009 and $19,784 for the nine months ended September 30, 2008. Amortization of deferred policy acquisition costs decreased $1,190 for the nine months ended September 30, 2009 as compared to the same period in 2008, as a result of the previously described decrease in earned premiums. Underwriting and administrative expenses increased $189 primarily from increased compliance costs in preparing to become a public company.
The underwriting expense ratio was 28.6% for the three months ended September 30, 2009, compared to 31.8% for the same period in 2008. Excluding the impact of the stop loss, the underwriting expense ratio was 33.3% for the three months ended September 30, 2009, compared to 30.5% for the same period in 2008. In 2008, the retentions on our excess of loss reinsurance program were significantly higher than they are in 2009. The lower amount paid for reinsurance in 2008 allowed us to retain more earned premium, which led to a lower underwriting expense ratio in 2008. In 2009, the combination of higher reinsurance costs (and therefore lower earned premium) and an overall decline in direct earned premium from our strategic reduction of unprofitable business in our commercial business segment has caused this underwriting expense ratio to increase. The underwriting expense ratio was 32.4% for the nine months ended September 30, 2009, compared to 32.7% for the same period of 2008. Excluding the impact of the stop loss, the underwriting expense ratio was 33.5% for the nine months ended September 30, 2009, compared to 31.3% for the same period of 2008. This increase was due primarily to the aforementioned changes in the reinsurance structure and the strategic reductions in unprofitable business, both of which contribute to a lower loss ratio to compensate for the higher underwriting expense ratio.

Interest (Income) Expense
Interest (income) expense for the three months ended September 30, 2009 was $(160) as compared to $29 for the three months ended September 30, 2008. Interest (income) expense for the nine months ended September 30, 2009 was $(4) as compared to $116 for the nine months ended September 30, 2008. The decreases of $189 and $120 for the three and nine months periods, respectively is primarily due to the third quarter 2009 reversal of interest expense on our aggregate stop loss reinsurance contract of $176; of which $86 had been recognized in 2008 and $90 had been recognized in the first half of 2009.
Other Expense
Other expense is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums. Other expense was $16 for the three months ended September 30, 2009 and $114 for the three months ended September 30, 2008. Other expense was $106 for the nine months ended September 30, 2009 and $190 for the nine months ended September 30, 2008. The decreases of $98 and $84 for the three and nine month periods respectively are due primarily to higher levels of write-offs and aging of receivables in 2008 as compared to 2009, the positive impact of which, we attribute to our decision to withdraw from certain unprofitable classes of business.
Income (Loss) from Continuing Operations, Before Income Taxes
For the three months ended September 30, 2009, we had pre-tax income from continuing operations of $849 compared to a pre-tax loss of $1,897 for the three months ended September 30, 2008. This increase was primarily attributable to realized losses of $3,135 recognized in 2008, primarily driven by an other-than-temporary impairment charge of $2,922 on our equity portfolio. In addition, our results for the third quarter of 2009 were adversely impacted by a net adjustment of $219 under our stop loss contract while the third quarter of 2008 was impacted by a favorable stop loss benefit of $419. Excluding the effects of the stop loss, our 2009 pre-tax income from continuing operations was $1,068 compared to a loss of $2,316 in 2008.
For the nine months ended September 30, 2009, we had pre-tax income from continuing operations of $1,588 compared to pre-tax income of $109 for the nine months ended September 30, 2008. This increase was primarily attributable to the lower realized losses of $129 in 2009 compared to $1,259 in 2008. The realized losses in 2008 resulted from charges for other-than-temporary declines in our equity portfolio of $2,922, which were partly offset by realized gains on the sale of equities, which occurred primarily in the first quarter of 2008. In addition, our results for the first nine months of 2009 were negatively impacted by a net adjustment of $2,292 related to 2008 loss experience under our stop loss contract, while the first nine months of 2008 were favorably impacted by a stop loss benefit of $720. Excluding the effects of the stop loss, our 2009 pre-tax income from continuing operations was $3,880 compared to a loss of $611 in 2008.
Income Tax (Benefit) Expense
For the three months ended September 30, 2009, the income tax benefit for continuing operations was $569, or an effective rate of (67.0)%, as compared to $354 of income tax benefit, or an effective rate of 18.7%, for the three month period ended September 30, 2008. For the nine months ended September 30, 2009, the income tax benefit for continuing operations was $462 or an effective rate of (29.1)%, as compared to $140 of income tax expense, or an effective rate of 128.4%, for the nine month period ended September 30, 2008. The three and nine months ended 2009 provision for income taxes includes a reversal of our deferred tax valuation allowance of $841, as we have determined that it is more likely than not that we will be able to realize the full benefit of our deferred tax assets. The three and nine months ended September 30, 2008 provision for income taxes included expense associated with a valuation allowance of $403 attributable to other-than-temporary impairment losses for which it was considered at that time to be more likely than not that we would not realize a tax benefit.
We have reviewed the potential of a tax position regarding a worthless stock deduction for our investment in Eastern Insurance Group. We have determined that the more-likely-than-not (i.e., a greater than fifty percent likelihood that the deduction will be sustained upon examination) recognition threshold would not be met. If we were to conclude to take this tax deduction on our 2009 federal income tax return, the benefit would need to be recorded as an uncertain tax position, with no current benefit recognized. The maximum impact of a tax deduction is approximately $900, with a reasonable possibility that the tax return position will not be taken.
Net Income (Loss) from Discontinued Operations
Discontinued operations include the results related to our agency operations at Eastern Insurance Group and our technology consulting firm, Penn Software. The sale of the net assets of Penn Software was completed in July 2008, and the sale of the net assets of Eastern Insurance Group was completed in February 2009. For the nine months ended September 30, 2009, the net loss from discontinued operations of $787 includes a provision for income taxes of $826, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis. For the three and nine month periods ended September 30, 2008, the net loss from discontinued operations includes a goodwill impairment charge related to Eastern insurance Group of $2,435 after-tax.

Net Income (Loss)
For the three months ended September 30, 2009, we had net income of $1,447 compared to a net loss of $3,983 for the three months ended September 30, 2008. The increase of $5,430 was primarily due to a decline in realized investment losses of $3,139; higher earned premiums in 2009 of $845; a 2008 net loss from discontinued operation of $2,440; and a favorable tax benefit of $841 recorded in 2009. The increase was partially offset by higher loss and LAE in 2009 of $2,067.
For the nine months ended September 30, 2009, we had net income of $1,263 compared to a net loss of $2,485 for the nine months ended September 30, 2008. The increase of $3,748 was primarily due to lower realized investment losses in 2009 as compared to 2008 of $1,130; a lower net loss from discontinued operations of $1,667; lower loss and LAE in 2009 of $759; lower amortization of deferred policy acquisition costs of $1,190; and a favorable tax benefit of $841 recorded in 2009. These increases in income were partially offset by lower earned premium in 2009 of $1,598.
Results of Operations by Segment
Our operations are organized into three business segments: agribusiness, commercial business, and our other segment. These segments reflect the manner in which we are currently managed based on type of customer, how the business is marketed, and the manner in which risks are underwritten. Within each segment we underwrite and market our insurance products through packaged offerings of coverages sold to generally consistent types of customers.
For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we began exiting in 2001, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s.
Agribusiness
The results of our agribusiness segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Direct premiums written	$17,592	$18,064	$43,280	$43,254
Net premiums written	15,335	14,354	34,689	33,825
Revenues:
Net premiums earned	$12,254	$11,066	$34,194	$33,536
Other income	22	52	34	150

Total revenues(1)	$12,276	$11,118	$34,228	$33,686

Operating income (loss):
Underwriting income (loss)	$2,055	$528	$353	$(433)
Other income	22	52	34	150
Interest & other expenses	100	(60)	13	(103)

Total operating income (loss)(1)	$2,177	$520	$400	$(386)

Loss and loss expense ratio	57.1%	66.9%	68.9%	70.8%
Underwriting expense ratio	26.1%	28.3%	30.1%	30.5%

GAAP combined ratio	83.2%	95.2%	99.0%	101.3%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

The table below illustrates the effect of the stop loss contract on the results of our agribusiness segment in 2009 and 2008 by showing our results before and after the impact of the stop loss contract:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Agribusiness	2009	2008	2009	2008
Total operating income (loss) — Before stop loss	$761	$837	$188	$(897)

Plus: Income (loss) from stop loss:

Ceded premiums earned	1,314	(643)	730	(1,761)
Ceded losses and loss adjustment expense incurred	—	337	(568)	2,311

Interest expense	102	(11)	50	(39)

Operating income (loss) attributable to stop loss	1,416	(317)	212	511

Total operating income (loss) — As reported	$2,177	$520	$400	$(386)

Underwriting Ratios — Before stop loss:
Loss and loss adjustment expense ratio	64.0%	66.1%	68.7%	73.8%
Underwriting expense ratio	29.2%	26.7%	30.7%	29.0%

GAAP combined ratio	93.2%	92.8%	99.4%	102.8%

Underwriting Ratios — As reported:
Loss and loss adjustment expense ratio	57.1%	66.9%	68.9%	70.8%
Underwriting expense ratio	26.1%	28.3%	30.1%	30.5%

GAAP combined ratio	83.2%	95.2%	99.0%	101.3%

Premiums Written and Premiums Earned
The agribusiness marketplace has been very competitive during the last three years, putting pressure on pricing. These competitive pressures are affecting our writing of new and renewal business and putting downward pressure on our existing rates. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has resulted in our premium revenue growth being relatively modest during 2008 and 2009. Direct premiums written decreased from $18,064 for the three months ended September 30, 2008 to $17,592 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, direct premiums written in our agribusiness segment were $43,280, compared to $43,254 for the nine months ended September 30, 2008. The relatively modest changes in direct premiums written for the quarterly and year to date periods reflect slightly lower retention rates in 2009 as we continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. However, we have been able to offset this reduced retention by winning new customers who are seeking a carrier with a stronger financial position or better service levels than their current carrier can provide.
Effective January 1, 2009, we modified our excess of loss reinsurance program and retained less of our losses as compared to 2008, which resulted in an increase in ceded premiums written and earned of $556 for the three months ended September 30, 2009 and $1,462 for the nine months ended September 30, 2009, as compared to the same periods of 2008. The reversal of the stop loss had the effect of reducing ceded premiums for the three and nine months ended September 30, 2009 compared to 2008. For the third quarter of 2009, our agribusiness segment benefitted from a net reversal of stop loss ceded premiums of $1,314, while the segment recognized ceded premiums of $643 in the third quarter of 2008. For the first nine months of 2009, the net reversal of ceded premiums under the stop loss was $730, compared to $1,761 of ceded premiums recognized in 2008 when the segment was ceding losses under the contract. The total net reduction in ceded premiums for the three months ended September 30, 2009, when offset against the $472 decline in direct premiums written for the same period, resulted in growth of net premiums written of $981 for the three months ended September 30, 2009 as compared to 2008. The $26 growth in direct premiums written for the nine months ended September 30, 2009, as compared to the same period of 2008, when added to the $838 total reduction in ceded premiums, resulted in the growth of net premiums written of $864 for the nine months ended September 30, 2009, compared to the same period of 2008.
Net premiums earned were $12,254 and $11,066 for the three months ended September 30, 2009 and 2008, respectively. Net premiums earned were $34,194 and $33,536 for the nine months ended September 30, 2009 and 2008, respectively. These increases in net premiums earned for the three and nine month periods are due to the net decrease in total reinsurance costs, including the effect of the stop loss reversal. As a result of the modest changes in direct premiums written, the direct premiums earned experienced only modest decreases of $175 and $139 for the three and nine month periods of 2009, respectively compared to the same periods of 2008.

Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on COLI policies. Other income in our agribusiness segment was $22 and $52 for the three months ended September 30, 2009 and 2008, respectively; and $34 and $150 for the nine months ended September 30, 2009 and 2008, respectively. The decline in other income for the three month period is due primarily to lower premium installment and loss processing fees earned in 2009 as compared to 2008, and lower returns on COLI policies. The decline in other income for the nine month period as compared to the same period of 2008 is due primarily to lower returns on COLI policies in effect.
Underwriting Income (Loss)
As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to GAAP based measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratios, written premiums and discussion of our results that exclude the impact of our aggregate stop loss contract.
Underwriting income (loss) measures the pre-tax profitability of our insurance segments. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The discussion below provides more insight into the variances in the categories of loss and LAE and underwriting and administrative expense, which impact underwriting profitability.
Loss and Loss Adjustment Expenses
Our agribusiness segment incurred $7,002 of loss and LAE for the three months ended September 30, 2009, as compared to $7,408 of loss and LAE for the three months ended September 30, 2008. The decrease of $406 is due primarily to an $822 decrease in the amount of catastrophe losses in 2009 as compared to 2008. This was partly offset by a $337 decrease in ceded losses under our stop loss contract as the agribusiness segment experienced favorable development on the 2008 accident year. The increase in net premiums earned for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 of $1,188 combined with the decrease in loss and LAE, resulted in the loss and loss adjustment expense ratio decreasing from 66.9% for the three months ended September 30, 2008 to 57.1% for the three months ended September 30, 2009.
Our agribusiness segment incurred $23,565 of loss and LAE for the nine months ended September 30, 2009 as compared to $23,749 of loss and LAE for the nine months ended September 30, 2008. The decrease of $184 is primarily the result of $2,748 of lower incurred catastrophe losses in 2009, which has been partially offset by a lower level of favorable prior year development in 2009 as compared to 2008 of $2,104. The increase in net premiums earned for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 of $658 combined with the decrease in loss and LAE, resulted in the loss and loss adjustment expense ratio decreasing from 70.8% for the nine months ended September 30, 2008 to 68.9% for the nine months ended September 30, 2009. Excluding the effects of the stop loss contract, which resulted in $2,311 of ceded losses incurred for the first nine months of 2008, and the reversal of $568 of ceded incurred losses for the same period in 2009, the loss and loss adjustment ratio declined from 73.8% in 2008 to 68.7% in 2009.
Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $3,197 and $3,130 for the three month periods ended September 30, 2009 and 2008, respectively. Relatively flat underwriting expenses combined with the increase in net premiums earned resulted in our underwriting expense ratio decreasing from 28.3% for the three months ended September 30, 2008 to 26.1% for the three months ended September 30, 2009. This decrease in the underwriting expense ratio, together with the decrease in the loss and LAE ratio, had the effect of our combined ratio in our agribusiness segment decreasing from 95.2% for the three months ended September 30, 2008 to 83.2% for the three months ended September 30, 2009. Excluding the effects of the stop loss on our earned premium and losses, the combined ratio for the three month period increased slightly from 92.8% in 2008 to a 93.2% in 2009.

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $10,276 for the nine months ended September 30, 2009 as compared to $10,220 for the same period in 2008, an increase of $56. This modest increase in underwriting expenses relative to the larger increase in net premiums earned resulted in the underwriting expense ratio declining slightly from 30.5% for 2008 to 30.1% for 2009. This decline in the underwriting expense ratio combined with the decrease in the loss and LAE ratio, resulted in our combined ratio in our agribusiness segment decreasing from 101.3% for the nine months ended September 30, 2008 to 99.0% for the nine months ended September 30, 2009. Excluding the effects of the stop loss on our earned premium and losses, the combined ratio for the nine month period declined from 102.8% in 2008 to 99.4% in 2009, reflecting improvement in our underwriting results from a lower level of property losses.
Interest and Other Expense
Interest and other expense in our agribusiness segment was $(100) for the three months ended September 30, 2009 as compared to $60 for the three months ended September 30, 2008. The decrease in interest and other expense for the three month period was due to a reversal of 2009 and 2008 interest expense previously recognized on our aggregate stop loss reinsurance contract. Interest and other expense in our agribusiness segment was $(13) for the nine months ended September 30, 2009 as compared to $103 for the nine months ended September 30, 2008. The decrease for the nine month period is due primarily to a reversal of interest expense on our aggregate stop loss reinsurance contract and lower uncollectible premium write-offs and aging of receivables.
Commercial business
The results of our commercial business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Direct premiums written	$6,952	$9,091	$23,096	$29,755
Net premiums written	7,273	7,597	20,646	25,182
Revenues:
Net premiums earned	$8,277	$8,486	$22,680	$24,546
Other income	59	52	158	174

Total revenues(1)	$8,336	$8,538	$22,838	$24,720

Operating income (loss):
Underwriting income (loss)	$(2,866)	$(642)	$(3,011)	$(1,799)
Other income	59	52	158	174
Interest & other expenses	60	(59)	(43)	(131)

Operating income (loss)(1)	$(2,747)	$(649)	$(2,896)	$(1,756)

Loss and loss expense ratio	102.8%	71.2%	77.8%	71.7%
Underwriting expense ratio	31.8%	36.4%	35.5%	35.6%

GAAP Combined ratio	134.6%	107.6%	113.3%	107.3%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

The table below illustrates the effect of the stop loss contract on the results of our commercial business segment in 2009 and 2008 by showing our results before and after the impact of the stop loss contract.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commercial business	2009	2008	2009	2008
Total operating income (loss) — Before stop loss	$(1,112)	$(1,385)	$(392)	$(1,965)

Plus: Income (loss) from stop loss:
Ceded premiums earned	1,607	(247)	1,184	(754)
Ceded losses and loss adjustment expense incurred	(3,316)	991	(3,724)	991

Interest expense	74	(8)	36	(28)

Operating income (loss) attributable to stop loss	(1,635)	736	(2,504)	209

Total operating income (loss) — As reported	$(2,747)	$(649)	$(2,896)	$(1,756)

Underwriting Ratios — Before stop loss:
Loss and loss adjustment expense ratio	77.9%	80.5%	64.8%	73.5%
Underwriting expense ratio	39.4%	35.3%	37.4%	34.6%

GAAP combined ratio	117.3%	115.8%	102.2%	108.1%

Underwriting Ratios — As reported:
Loss and loss adjustment expense ratio	102.8%	71.2%	77.8%	71.7%
Underwriting expense ratio	31.8%	36.4%	35.5%	35.6%

GAAP combined ratio	134.6%	107.6%	113.3%	107.3%

Premiums Written and Premiums Earned
The commercial insurance marketplace has been very competitive during the last three years, putting pressure on pricing. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has made growth challenging during this period. Our direct premiums written in our commercial business segment were $6,952 for the three months ended September 30, 2009 and $9,091 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and September 30, 2008, direct premiums written were $23,096 and $29,755, respectively. This decline of $2,139 in the three month period and $6,659 in the nine month period is primarily attributable to our strategic decisions to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers. In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. Currently, the PennEdge product is approved in seven states, and we believe it has been well received by our agents and policyholders. For the three months and nine months ended September 30, 2009, the direct premiums written of our PennEdge product were $1,041 and $1,323, respectively.
The reversal of the stop loss reduced ceded premiums for the three and nine month periods ended September 30, 2009 by $1,607 and $1,184, respectively. In 2008, there were ceded premiums of $247 and $754 recognized for the three and nine month periods, respectively, as the commercial business segment ceded losses under the stop loss during both periods. The total net reduction in ceded premiums of $1,815 for the three months ended September 30, 2009, when offset against the $2,139 decline in direct premiums written for the same period, resulted in a net decline of net premiums written of $324 for the three months ended September 30, 2009 as compared to 2008. The $6,659 decline in direct premiums written for the nine months ended September 30, 2009, as compared to the same periods of 2008, when offset against the $2,123 total reduction in ceded premiums, resulted in the net decline of net premiums written of $4,536 for the nine months ended September 30, 2009, compared to the same period of 2008.
Net premiums earned were $8,277 and $8,486 for the three months ended September 30, 2009 and 2008, respectively. Net premiums earned were $22,680 and $24,546 for the nine months ended September 30, 2009 and 2008, respectively. These decreases in net premiums earned for the three and nine month periods are due primarily to the decline in direct premiums written resulting from the runoff of unprofitable business, which has been partly offset by the impact of the stop loss on ceded premiums.
Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on COLI policies. Other income in our commercial business segment was $59 and $52 for the three months ended September 30, 2009 and 2008, respectively, and $158 and $174 for the nine months ended September 30, 2009 and 2008, respectively. The decline in other income for the three month period is due primarily to lower premium installment and loss processing fees earned in 2009 as compared to 2008, and lower returns on COLI policies. The decline in other income for the nine month period as compared to the same period of 2008 is due primarily to lower returns on COLI policies in effect.

Underwriting Income (Loss)
As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to GAAP based measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratios, written premiums and discussion of our results that exclude the impact of our aggregate stop loss contract.
Underwriting income (loss) measures the pre-tax profitability of our insurance segments. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of loss and LAE and underwriting and administrative expense, which impact our underwriting profitability.
Loss and Loss Adjustment Expenses
Our commercial business segment incurred $8,511 of loss and LAE for the three month period ended September 30, 2009 as compared to $6,040 for the same period in 2008. The $2,471 increase is primarily driven by a $4,307 decrease in ceded losses related to the stop loss. During the third quarter of 2009, the reversal of the stop loss resulted in $3,316 of ceded incurred losses being reversed for the commercial business segment. This was compared to ceded losses incurred of $991 that were recognized in the third quarter of 2008. Excluding the impact of the stop loss transactions, total incurred loss and LAE declined by $1,836 during the third quarter of 2009 compared to the same period in 2008. The total increase in loss and LAE together with the decrease in net premiums earned was responsible for the loss and LAE ratio increasing from 71.2% for the three months ended September 30, 2008 to 102.8% for the three months ended September 30, 2009. However, excluding the effect of the stop loss, the loss ratio declined from 80.5% in the third quarter of 2008 to 77.9% in the third quarter of 2009.
Our commercial business segment incurred $17,646 of loss and LAE for the nine month period ended September 30, 2009 as compared to $17,602 for the same period in 2008. The increase is primarily driven by a $4,715 decrease in ceded losses related to the stop loss. This increase in net loss and LAE was almost entirely offset by significant improvement in our current accident year loss experience. During 2009, the reversal of the stop loss in the third quarter resulted in $3,724 of ceded incurred losses being reversed for the commercial business segment, compared to ceded losses incurred of $991 that were recognized for the first nine months of 2008. Excluding the impact of the stop loss transactions, total incurred loss and LAE declined by $4,673 during the first nine months of 2009 compared to the same period in 2008. This $4,673 decrease in incurred loss and LAE includes a $5,642 decline in current accident year losses. We believe that this decrease in accident year losses is attributable to the strategic decision to terminate relationships with unprofitable producers and to stop writing unprofitable classes of business. The decline in current accident year losses is partly offset by a $969 increase in prior year development, as we have experienced a modest level of unfavorable development of $61 in this segment in 2009 compared to favorable prior year development of $908 experienced in the first nine months of 2008. The slight increase in total loss and LAE relative to the larger decrease in net premiums earned was responsible for the loss and loss adjustment expense ratio increasing from 71.7% for the nine months ended September 30, 2008 to 77.8% for the nine months ended September 30, 2009. However, excluding the effect of the stop loss, the loss and loss adjustment expense ratio declined from 73.5% for the nine month period of 2008 to 64.8% for the nine month period of 2009.
Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs in our commercial business segment were $2,632 and $3,088 for the three months ended September 30, 2009 and 2008, respectively. This decrease is primarily due to the reduction in our net premiums earned in 2009. Lower underwriting expenses combined with a less steep decline in net premiums earned resulted in the underwriting expense ratio decreasing from 36.4% for the three months ended September 30, 2008 to 31.8% for the same period in 2009. This decrease in the underwriting expense ratio when combined with the increase in the loss and loss adjustment expense ratio resulted in the combined ratio of our commercial business segment increasing from 107.6% for the three months ended September 30, 2008 to 134.6% for the three months ended September 30, 2009. Excluding the effects of the stop loss on our earned premiums and losses, the combined ratio increased slightly from 115.8% for the third quarter of 2008 to 117.3% for the third quarter of 2009.
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs in our commercial business segment were $8,045 and $8,743 for the nine months ended September 30, 2009 and 2008, respectively. This decrease is primarily due to the reduction in our net premiums earned in 2009. The 8.0% lower underwriting expenses, combined with a 7.6% decline in net premiums earned, resulted in the underwriting expense ratio decreasing slightly from 35.6% for the nine months ended September 30, 2008 to 35.5% for the same period in 2009. This decrease in the underwriting expense ratio was less than the increase in the loss and loss adjustment expense ratio and, as a result, our combined ratio of our commercial business segment increased from 107.3% for the nine months ended September 30, 2008 to 113.3% for the nine months ended September 30, 2009. Excluding the effects of the stop loss on our earned premium and losses, the combined ratio for the nine month period declined from 108.1% in 2008 to 102.2% in 2009, which reflects the improvement in the underwriting results that we believe is attributable to the actions taken to remove unprofitable producers and classes of business from our book of business.

Interest and Other Expense
Interest and other expense in our commercial business segment was $(60) for the three months ended September 30, 2009 as compared to $59 for the three months ended September 30, 2008. The decrease in interest and other expense for the three month period is due to a reversal of 2009 and 2008 interest expense previously recognized on our aggregate stop loss reinsurance contract. Interest and other expense in our commercial business segment was $43 for the nine months ended September 30, 2009 as compared to $131 for the nine months ended September 30, 2008. The decrease for the nine month period was due primarily to a reversal of interest expense on our aggregate stop loss reinsurance contract and lower uncollectible premium write-offs and aging of receivables.
Other Segment
The results of our other segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Assumed premiums written	$270	$412	$927	$1,334
Net premiums written	270	412	927	1,334
Revenues:
Net premiums earned	$264	$398	$847	$1,237

Total revenues	$264	$398	$847	$1,237

Underwriting income (loss)	$22	$150	$188	$(88)

Operating income (loss)	$22	$150	$188	$(88)

Loss and loss expense ratio	46.6%	30.4%	34.4%	73.6%
Underwriting expense ratio	45.1%	31.9%	43.4%	33.5%

GAAP Combined ratio	91.7%	62.3%	77.8%	107.1%

The other segment is comprised of business that we assume from assigned risk reinsurance programs in which states require admitted insurers to participate, the runoff of our personal lines business, which we began exiting in 2001, and the runoff of assumed reinsurance contracts in which we previously voluntarily participated as an assuming reinsurer.
For the three months ended September 30, 2009 net premiums earned and total losses and expenses were $264 and $242, respectively; as compared to $398 and $248, respectively, for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net premiums earned and total losses and expenses were $847 and $659, respectively, compared to $1,237 and $1,325, respectively for the nine months ended September 30, 2008. The year over year decline in earned premium on our mandatory assumed business was $134 for the third quarter and $390 for the nine month period of 2009. This was primarily driven by a decline in premium from the National Workers’ Compensation Reinsurance Pool. In the first quarter of 2008, we assumed a non-recurring reapportionment adjustment of $210 for the 2007 pool year. The premium decline in 2009 is also attributable to the fact that this pool’s share of the workers compensation market has declined significantly in recent years as more insureds have been able to find coverage in the primary insurance market. Operating income improved by $276 for the first nine months of 2009 as a result of favorable development in the mandatory assumed pools in 2009, and a lower level of adverse development in the runoff on the voluntary assumed pools.
The chart below shows the amount of operating income (loss) arising from each of the sources described above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Mandatory Assumed Reinsurance	$54	$1	$275	$(244)
Personal Lines — runoff	(1)	173	(7)	299

Voluntary Assumed Reinsurance — runoff	(31)	(24)	(80)	(143)

Operating income (loss)	$22	$150	$188	$(88)

Financial Position
At September 30, 2009 we had total assets of $229,194, compared to total assets of $220,524 at December 31, 2008. The increase is due to increases in ceded loss recoverables and the increased market value of our fixed maturity portfolio, partially offset by a decrease in assets held for sale and lower premiums receivable.
At September 30, 2009, we had total liabilities of $172,696, compared to $169,769 at December 31, 2008. The increase is primarily due to an increase in loss and LAE reserves of $7,378, partly offset by declines in unearned premiums of $1,729, accounts payable and accrued expenses of $1,493, and by a net decline in our borrowings due to a reduction in our debt obligations in July 2009 of $582.
Total equity increased from $50,755 at December 31, 2008 to $56,498 at September 30, 2009. The increase is primarily due to net unrealized gains on fixed maturity investments of $3,574 net of tax, and changes in accumulated other comprehensive income from an improvement in the funded status of our pension obligation. Our board of directors approved a freeze of all benefits under the plan effective October 31, 2009 and the amendment was adopted on August 1, 2009. We re-measured our pension plan as of the amendment date and recognized an estimated curtailment benefit of $1,095, net of tax, as a change in other comprehensive income.
Assets Held for Sale
In 2008, our board of directors approved a plan to explore the sale of Eastern Insurance Group. The decision resulted from continued evaluation of our long term strategic plans and the role that the insurance brokerage segment played in that strategy. In the third quarter of 2008, the board fully committed to the sale of Eastern Insurance Group in order to concentrate solely on insurance underwriting as a long term core competency.
At September 30, 2008, we tested the goodwill carrying value of Eastern Insurance Group for impairment. The possibility of impairment was evident based on non-binding offers obtained in the selling process at prices less than the carrying amount, and the deterioration of local and national economic conditions. As a result of the impairment test, we recognized an impairment to goodwill of approximately $2,435 within discontinued operations at September 30, 2008, which represented our best estimate of goodwill impairment loss.
As of December 31, 2008, intangible assets of $464 were included in assets held for sale. We ceased amortizing these intangible assets effective September 30, 2008, upon classifying Eastern Insurance Group as held for sale. Amortization expense related to these intangibles was $49 for the nine months ended September 30, 2008.
We completed the sale of Eastern Insurance Group on February 2, 2009. Pursuant to the asset purchase agreement, we sold substantially all of Eastern Insurance Group’s assets and liabilities for proceeds of $3,109 less estimated costs of the sale of $248. Based on the fair value determined by the final terms of the sale and finalization of step two of the goodwill impairment test, we recorded an additional write down of goodwill at December 31, 2008 of $165. Subsequently, in the first nine months of 2009, we recorded a pre-tax loss of $11.
As of September 30, 2009 we have no goodwill or intangible assets.
Liquidity and Capital Resources
We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments.
We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at September 30, 2009 and at December 31, 2008:

	September 30, 2009		December 31, 2008
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$17,858	12.9%	$16,089	13.2%
U.S. treasury securities	7,070	5.1%	9,310	7.6%
AAA	45,275	32.7%	44,452	36.5%
AA	24,124	17.4%	17,866	14.7%
A	35,820	25.9%	29,409	24.1%
BBB	7,712	5.6%	4,788	3.9%
BB	500	0.4%	—	0.0%

Total	$138,359	100.0%	$121,914	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total portfolio.
The table below sets forth the maturity profile of our debt securities at September 30, 2009 and December 31, 2008. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties:

	September 30, 2009		December 31, 2008
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value(1)	Cost	Value(1)
Less than one year	$10,017	$10,244	$8,321	$8,439
One though five years	49,172	51,902	42,747	43,356
Five through ten years	42,029	44,523	39,299	39,824
Greater than ten years	5,065	5,488	4,797	4,990
Commercial Mortgage-Backed(2)	4,379	4,371	4,600	3,933
Residential Mortgaged-Backed(2)	20,911	21,831	20,774	21,372

Total debt securities	$131,573	$138,359	$120,538	$121,914

(1)	Debt securities are carried at fair value in our financial statements.

(2)	Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.
At September 30, 2009, the average maturity of our mortgage-backed securities was 4.2 years and the average effective duration was 2.5 years. The average maturity of our fixed maturity investment portfolio, excluding mortgage-backed securities, was 4.8 years and the average duration was 3.9 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
At September 30, 2009 and December 31, 2008 approximately 16.6% and 18.8%, respectively of our investments in fixed maturity securities were guaranteed by third party monoline insurers.

On October 16, 2009, we completed an initial public offering of 5,444,022 shares of common stock at $10.00 per share. We expect that the gross proceeds of $54,440 will be used as follows: conversion and offering expenses are estimated to be approximately $3,867; the loan to our ESOP of $5,400; pay down of our line of credit of $1,800; and general corporate purposes of approximately $43,373. After using a portion of the proceeds to fund a loan to our ESOP, we contributed $25,000 of the remaining net proceeds from the offering to Penn Millers Insurance Company. These net proceeds will supply additional capital that Penn Millers Insurance Company needs to support future premium growth. The net proceeds will also be used for general corporate purposes, including the expansion of our producer networks and the marketing of our new PennEdge product. On a short-term basis, the net proceeds will be invested primarily in U.S. government securities, other federal agency securities and other securities consistent with our investment policy.
On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless our board of directors expands the program. The repurchased shares will be held as treasury shares and may be used in connection with a future stock-based incentive plan, should such a plan be approved by our shareholders.
On July 22, 2009, we consolidated our long-term loan and lines of credit by entering into a new, four year $3,000 revolving line of credit with a commercial bank. On August 3, 2009, $1,800 of this new line of credit and cash from operations of $1,134 was used to pay off the outstanding long-term loan amount of $1,251 of principal and interest, and our two existing lines of credit, at an aggregate amount of principal and interest of $1,683. The interest rate swap tied to the loan was terminated, resulting in a pre-tax gain of $6.
The new $3,000 line of credit requires monthly payments of accrued interest, with principal due no later than the maturity of the loan agreement, which will be on July 22, 2013. The initial interest rate on outstanding borrowings is LIBOR plus 175 basis points. This rate will be increased annually at each anniversary of the loan agreement by an additional 25 basis points. In addition, we will be charged an unused line fee on the available and unused borrowing capacity under this line of credit. This unused line fee will be 12.5 basis points for the first year of the line of credit, 25 basis points for the second year of the line of credit, and 37.5 basis points for each of the third and fourth years of the line of credit. This credit agreement includes certain covenants and restrictions, including limitations on additional borrowing, encumbrances, and sales of assets. The financial covenants that the Company must meet include debt to capital, risk based capital, debt service, and net premiums written to statutory capital and surplus ratios. We were in compliance with these covenants at September 30, 2009.
Cash flows from continuing operations for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008

Cash flows provided by operating activities	$7,804	$3,716

Cash flows used in investing activities	(8,674)	(5,210)

Cash flows used in financing activities	(1,894)	(235)

Net decrease in cash and cash equivalents	$(2,764)	$(1,729)

Cash flows from operating activities increased by $4,088 for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The change is primarily due to lower net amounts paid to settle claims, higher collections of reinsurance recoverables on paid losses and timing of reinsurance premium payments.
Investing activities used $8,674 and $5,210 of net cash for the nine months ended September 30, 2009 and 2008, respectively. For the first nine months of 2009, net purchases of investments classified as available for sale were $11,225, as compared to $4,881 for the same period in 2008. Net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,576 of net cash, and we received the final contingent payment from the early 2008 sale of the net assets Penn Software of $52.
Cash flows used in financing activities for the nine months ended September 30, 2009 include $1,312 of amounts paid for fees and expenses associated with our conversion and public offering. In the first quarter of 2009, we borrowed $733 on our $2,000 line of credit that existed at that time. In the third quarter of 2009, we consolidated our long-term loan and lines of credit by entering into a new, four year $3,000 revolving line of credit with a commercial bank. On August 3, 2009, $1,800 of this new line of credit and cash on hand of $1,134 was used to pay off the outstanding long-term loan amount of $1,251 of principal and interest, and our two existing lines of credit, at an aggregate amount of principal and interest of $1,683.

Our principal source of liquidity will be dividend payments and other fees received from Penn Millers Insurance Company. Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department.
As of January 1, 2009 and September 30, 2009, the amount available for payment of dividends from Penn Millers Insurance Company in 2009 without the prior approval of the Pennsylvania Insurance Department is $4,257 based upon the insurance company’s 2008 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
In connection with our conversion and public offering, we established an ESOP which purchased 539,999 shares in the offering in return for a note from us bearing interest at 4.06% on the principal amount of $5,400. It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the our stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP will be fully recognized in the additional paid-in capital account at the offering closing date, with a contra account established in the stockholders’ equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per-share purchase price.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.
Impact of Inflation
Inflation increases consumers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.
Critical Accounting Estimates
General
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies and estimates are more comprehensively described in our Form S-1/A (File No. 333-156936) in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” We believe that our most significant accounting estimates to be those applied to loss and loss adjustment expense reserves and related reinsurance recoverables; and investment valuation and impairments.

Losses and Loss Adjustment Expense Reserves
How reserves are established
We maintain reserves for the payment of claims (incurred losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). Our loss reserves consist of case reserves, which are reserves for claims that have been reported to us, and reserves for claims that have been incurred but have not yet been reported (IBNR).
When a claim is reported to us, our claims personnel establish a case reserve for the estimated amount of the ultimate payment. The amount of the loss reserve for the reported claim is based primarily upon a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is settled individually based upon its merits, and some claims may take years to settle, especially if legal action is involved. Case reserves are reviewed on a regular basis and are updated as new data becomes available.
In addition to case reserves, we maintain estimates of reserves for losses and loss adjustment expenses incurred but not reported. Some claims may not be reported for many years. As a result, the liability for unpaid loss and loss adjustment reserves includes significant estimates for IBNR.
We utilize independent actuaries to assist with the estimation of our losses and LAE reserves each quarter. These actuaries prepare estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods. Our management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. We may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.
We estimate IBNR reserves by first deriving an actuarially-based estimate of the ultimate cost of total loss and loss adjustment expenses incurred by line of business as of the financial statement date. We then reduce the estimated ultimate loss and loss adjustment expenses by loss and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially-determined estimate is based upon indications from one of several recognized actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses for individual lines of business, or individual accident years within a line of business, will vary depending on the judgment of the actuary as to what is the most appropriate method for a line of business’ unique characteristics. Finally, we consider other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.
The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by line of business due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. We continually refine our loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We consider all significant facts and circumstances known at the time loss reserves are established.
Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for loss and loss adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. We reflect adjustments to loss reserves in the results of operations in the period the estimates are changed.
Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	September 30,	December 31,
	2009	2008
Case reserves	$59,575	$57,976
IBNR reserves	32,101	27,464

Net unpaid losses and LAE	91,676	85,440
Reinsurance recoverables on unpaid losses and LAE	23,767	22,625

Reserves for unpaid losses and LAE	$115,443	$108,065

At September 30, 2009, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End
(Dollars in thousands)

$81,376	$91,676	$93,691
Our actuaries determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and LAE estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized.
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of the actuaries and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. As of September 30, 2009 and December 31, 2008 we had ceded reinsurance loss recoverable under this stop loss contract of $0 and $4,292, respectively, which is included in the net liabilities reported below. As of September 30, 2009, the actual 2009 and 2008 accident year loss ratios for business subject to the aggregate stop loss treaty were approximately 67% and 77%, respectively.
The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of September 30, 2009:

				Actuarially Determined
	Case	IBNR	Total	Range of Estimates
	Reserves	Reserves	Reserves	Low	High

Commercial auto liability	$9,313	$4,417	$13,730	$12,072	$13,797
Workers’ compensation	13,277	6,155	19,432	18,040	19,510
Commercial multi-peril	14,864	8,094	22,958	21,329	23,401
Liability	12,185	7,240	19,425	16,478	19,733
Fire & allied	4,234	1,536	5,770	4,891	5,852
Assumed	4,250	4,078	8,328	7,029	9,251
Other	1,452	581	2,033	1,537	2,147

Total net reserves	59,575	32,101	91,676	$81,376	$93,691

Reinsurance recoverables	11,012	12,755	23,767

Gross reserves	$70,587	$44,856	$115,443

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined by the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -9% to +4%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -11% to +6% (liability) to the narrowest being -5% to +3% (workers’ compensation).
The table below summarizes the impact on equity from changes in estimates of unpaid loss and LAE reserves as of September 30, 2009:

		Percentage
	Aggregate Loss and	Change(1)
Reserve Range for Unpaid Loss and LAE	LAE Reserve	in Equity
Low End	$81,376	12.0%
Recorded	$91,676	—
High End	$93,691	(2.4)%

(1)	Net of tax

If the loss and LAE reserves were recorded at the high end of the actuarially-determined range, the loss and LAE reserves would increase by $2,015. This increase in reserves would have the effect of decreasing net income and equity as of September 30, 2009 by $1,329. If the loss and LAE reserves were recorded at the low end of the actuarially-determined range, the loss and LAE reserves at September 30, 2009 would be reduced by $10,300, with corresponding increases in net income and equity of $6,798.
If the loss and LAE reserves were to adversely develop to the high end of the range, $2,015 of anticipated future payments for the loss and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.
Our estimated liability for asbestos and environmental claims is $2,272 at September 30, 2009, and $2,502 at December 31, 2008, a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.
Investments
Our fixed maturity investments are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired as of September 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$501	$7	$—	$—	$501	$7

Agencies not backed by the full faith and credit of the U.S. government	558	8	—	—	558	8

Commercial mortgage-backed securities	—	—	1,930	72	1,930	72

Residential mortgage-backed securities	1,482	11	—	—	1,482	11

Corporate securities	990	7	4,010	274	5,000	281

Total fixed maturity securities	$3,531	$33	$5,940	$346	$9,471	$379

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.
For the three and nine months ended September 30, 2009, our fixed maturity portfolio had net unrealized gains of $3,399 and $5,410, respectively due to increases in fair values. For the three month period, all classes of fixed maturity investments, primarily corporate securities, mortgaged-backed securities and tax exempt bonds, benefited from unrealized gains. For the nine month period, unrealized gains which were primarily in corporate securities, mortgage-backed securities and tax exempt bonds were partially offset by unrealized losses in U.S. Treasury and government agencies securities.
At September 30, 2009 and December 31, 2008, we had gross unrealized losses on fixed maturity securities of $379 and $2,871, respectively. We have evaluated each security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing portfolio are most likely attributable to the current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our fixed maturity portfolio is managed by an independent investment manager who has discretion to buy and sell securities, however, by agreement; the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.
We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other-than-temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If we determine that we intend to sell the securities that have experienced a decline in fair value below cost, or that it is more likely than not that we will be required to sell the securities prior to recovering their amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings. If we conclude based on our analysis that there is a credit loss, and we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the securities, the amount of the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax.
As of June 30, 2009, we determined that one security in our portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security, which resulted in a pre-tax other-than-temporary impairment loss of approximately $197. In the third quarter of 2008 we recognized an other-than-temporary impairment loss of $2,922 on our equity portfolio as a result of the decline in the equity markets during 2008.

We use quoted values and other data provided by a nationally recognized independent pricing service in our process for determining fair values of our investments. Its evaluations represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that our independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of our investments.
Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we use that estimate. In instances where we are able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.
The fair value estimates of our investments provided by the independent pricing service at September 30, 2009 and December 31, 2008, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. As of September 30, 2009, all of our fixed maturity investments were priced using this one primary service.
Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the nine months ended September 30, 2009, and no adjustments were made to the estimates provided by the pricing service for the nine months ended September 30, 2009. The classification within the fair value hierarchy of FASB ASC 820, Fair Measurements and Disclosures is then confirmed based on the final conclusions from the pricing review.
Deferred Policy Acquisition Costs
Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2009, and December 31, 2008 deferred policy acquisition costs and the related unearned premium reserves were as follows:

	September 30,	December 31,
	2009	2008
Agribusiness segment
Deferred acquisition costs	$6,157	$5,981
Unearned premium reserves	$27,675	$27,352
Commercial business segment
Deferred acquisition costs	$3,975	$4,616
Unearned premium reserves	$15,827	$17,957
Other
Deferred acquisition costs	$24	$4
Unearned premium reserves	$91	$13
Total
Deferred acquisition costs	$10,156	$10,601
Unearned premium reserves	$43,593	$45,322
The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.
We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any changes in estimated future taxable income may require us to change our estimated valuation allowance against our deferred tax assets.
We had gross deferred tax assets of $9,182 at September 30, 2009 and $10,539 at December 31, 2008. We are required to establish a valuation allowance for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At September 30, 2009 and at December 31, 2008, we are carrying a valuation allowance associated with our 2008 realized capital losses of $0 and $1,026, respectively. In the third quarter of 2009, we determined that as a result of improvement in the credit markets, which generated unrealized capital gains in our available for sale debt securities, and our intention to reevaluate asset allocations in our investment portfolio, it was more likely than not that we would realize our deferred taxes related to capital loss carryforwards; and therefore, we reversed the valuation allowance we had established for these carryforwards due to our current intention to accelerate the reversal of the deferred tax liability associated with these unrealized gains on debt securities via sale of these securities.
Pension Benefit Obligation
We sponsor a noncontributory defined benefit pension plan covering substantially all employees. The accounting results for pension benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuary. We consider our discount rate assumptions and expected long-term rate of return on plan assets to be our most critical assumptions.
Our discount rate assumptions are determined with assistance from our actuary based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds (rated Aa or higher by an accepted rating agency) with terms similar to our estimated future pension distributions. This discount rate can change from year-to-year based on market conditions that impact corporate bond yields, and is reasonably likely to change in the future. In conjunction with the pension freeze (described below), we modified our discount rate assumption as of September 30, 2009 from 6.16% to 5.89%.
The expected long-term rate of return on plan assets is applied in the determination of periodic pension benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, actual returns of various major indices, and our own historical investment returns. If any of these variables materially change in the future, our assumption is reasonably likely to change. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 60% in equity securities and 40% in long duration fixed maturity securities. We review our asset allocation at least annually and make changes when considered appropriate.
In connection with our public offering, in July 2009 our board of directors approved a resolution to freeze the future accrual of benefits under our defined benefit pension plan effective October 31, 2009. On August 1, 2009, the pension plan administrator authorized the plan freeze, whereby all participants’ accrued benefits under the plan were frozen as of October 31, 2009. We have recorded an estimated curtailment benefit of $1,659 pre-tax, or $1,095 after-tax, which has been reflected in the other comprehensive income. The aforementioned reduction in the discount rate assumption partially offset the curtailment benefit by $565 pre-tax, or $373, after-tax.
To the extent our pension plan is underfunded, we will continue to make contributions to the pension plan. Our pension plan was underfunded by $2,330 and $3,479 as of September 30, 2009 and December 31, 2008, respectively. The amount of our future contributions to the pension plan may vary and is subject to a number of factors, including, the performance of the pension plan’s investments, interest rates, and the ongoing determinations of the Internal Revenue Service in regard to pension plan funding requirements.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles which established the FASB Accounting Standards Codification™ (ASC) as the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This guidance flattens the GAAP hierarchy to two levels: one that is authoritative and one that is non-authoritative; and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the guidance changed our references to GAAP but did not impact our consolidated financial statements.
In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. We are evaluating the provisions of ASC 715 and intend to comply with its disclosure requirements.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. Our adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact.
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which we do not intend to sell a debt security, and it is more likely than not that we will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. The new guidance requires that we separate the credit loss component of the impairment from the amount related to all other factors and report the credit loss component in net realized investment gains (losses). In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods ending after June 15, 2009. Our adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact.
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly-traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. Our adoption of the new guidance on April 1, 2009 did not result in any significant financial statement impact and we have complied with this standard’s disclosure provisions.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and so must be reflected in a company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material impact on our results of operations or financial position and we have complied with the provisions of this statement in notes 1 and 15 of the consolidated financial statements.
All other accounting standards updates issued during the nine months ended September 30, 2009 did not relate to accounting policies and procedures pertinent to us at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.
The average maturity of the debt securities in our investment portfolio at September 30, 2009, was 4.7 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment we may recognize losses.
As a general matter, we attempt to match the durations of our assets with the durations of our liabilities. Our investment objectives include maintaining adequate liquidity to meet our operational needs, optimizing our after-tax investment income, and our after-tax total return, all of which are subject to our tolerance for risk.
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at September 30, 2009:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(10,509)	$127,850
100 basis point increase	(5,154)	133,205
No change	—	138,359
100 basis point decrease	4,829	143,188
200 basis point decrease	9,842	148,201
The interest rate risk for our variable rate debt is not material at September 30, 2009.
Credit Risk
Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade with a minimum average portfolio quality of “Aa2” by Moody’s or an equivalent rating quality. We also independently, and through our outside investment manager, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.
Equity Risk
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In order to reduce our exposure to losses in our investment portfolio, during the fourth quarter of 2008 we sold all of our equity securities.

Item 4T. Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There has been no material developments during the quarter ended September 30, 2009 regarding our currently pending legal proceedings.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed under the heading “Risk factors” in the Company’s Form S-1/A Registration Statement as filed on August 21, 2009, SEC File No. 333-156936.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Form S-1/A Registration Statement (File No. 333-156936) was declared effective on September 4, 2009. Our initial public offering commenced on September 11, 2009 and ended at noon, Eastern Time on October 7, 2009. Griffin Financial Group, LLC was the managing underwriter of the offering. Pursuant to the Registration Statement, we registered 6,772,221 shares of our common stock with an aggregate offering price of $67.7 million under the Securities Act of 1933. Although the Company received orders in excess of $72.5 million in the offering, the Company only accepted orders for 5,444,022 shares with an aggregate offering price of $54.4 million.
From the effective date of the Registration Statement through September 30, 2009, we incurred approximately $1.8 million in expenses for the registration and distribution of our common stock. This is a reasonable estimate since not all fees incurred as of September 30, 2009 had been billed as of this date. Therefore, our estimated net offering proceeds are $52.6 million as of September 30, 2009. None of these expenses related to direct or indirect payments to our directors or officers, their associates, or our affiliates or 10% or more shareholders, except for approximately $5,000 in travel reimbursements to our Chief Executive Officer and Chief Financial Officer to attend meetings with potential investors. The majority of these expenses were paid to outside service providers or to regulatory agencies and include but are not limited to, accounting and auditing services, appraisal service fees, legal services and expenses, printing and mailing expenses, transfer agent fees, blue sky fees, NASDAQ listing fees, and SEC and FINRA filing fees.
Because the conversion and offering transaction was not closed until October 16, 2009, no offering proceeds were available for use as of September 30, 2009. To date, $5.4 million of the net proceeds was loaned to our ESOP so it could purchase 539,999 shares in the offering. Of the remaining proceeds, $25.0 million was contributed to Penn Millers Insurance Company for its general corporate purposes, which may include, but is not limited to, reducing our reliance on reinsurance, furthering our geographic expansion by expanding its producer network, and expanding the marketing efforts for our new products, like PennEdge. These net proceeds have supplied Penn Millers Insurance Company with the additional capital it expects to need to support future growth in its net premiums written. In the meantime, the net proceeds contributed to Penn Millers Insurance Company are invested primarily in U.S. government securities, other federal agency securities, and other securities consistent with our investment policy.
On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless our board of directors expands the program. No time limit has been set for the completion of the share repurchase program. All purchases will be made in accordance with the safe harbor in Rule 10-b-18. The repurchased shares will be held as treasury shares and may be used in connection with a future stock-based incentive plan, should such a plan be approved by our shareholders.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation of Penn Millers Holding Corporation (Incorporated by reference from Exhibit 3.1 to the Penn Millers Holding Corporation Registration Statement No. 333-156936 on Form S-1)

Exhibit 3.2	Bylaws of Penn Millers Holding Corporation (Incorporated by reference from Exhibit 3.2 to the Penn Millers Holding Corporation Registration Statement No. 333-156936 on Form S-1)

Exhibit 4.1	Form of certificate evidencing shares of common stock of Penn Millers Holding Corporation (Incorporated by reference from Exhibit 4.1 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.1	Whole Account Accident Year Aggregate Excess of Loss Reinsurance Contract (Incorporated by reference from Exhibit 10.10 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.2	Property Catastrophe Excess of Loss Reinsurance Agreement (Incorporated by reference from Exhibit 10.11 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.3	Property & Casualty Excess of Loss Reinsurance Agreement (Incorporated by reference from Exhibit 10.12 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.4	Casualty Excess of Loss Reinsurance Agreement (Incorporated by reference from Exhibit 10.13 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.5	Umbrella Quota Share Reinsurance Contract (Incorporated by reference from Exhibit 10.14 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.6	Property Excess of Loss Reinsurance Contract (Incorporated by reference from Exhibit 10.15 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 10.7	Penn Millers Holding Corporation Employee Stock Ownership Plan (Incorporated by reference from Exhibit 10.19 to the Penn Millers Holding Corporation Registration Statement No. 33-156936 on Form S-1)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION
Date: November 16, 2009	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer