Form 10-K
period 2009-12-31
PENN MILLERS HOLDING CORP
filed 2010-03-31
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34496

PENN MILLERS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	80-0482459 (I.R.S. Employer Identification No.)

72 North Franklin Street, Wilkes-Barre, PA 18773
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 233-8347

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered

Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☑

At February 26, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing sales price on that date) was $54,091,801.

At February 26, 2010, 5,226,261 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 are incorporated by reference into Part III of this Report.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

FORM 10-K

For the Year Ended December 31, 2009

PART I

Item 1. Business

     Background

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

    On April 22, 2009, Penn Millers Mutual adopted a plan of conversion to convert Penn Millers Mutual from the mutual to the stock form of organization, which was approved by its eligible members on October 15, 2009. Upon its conversion, Penn Millers Mutual was renamed PMMHC Corp. and PMHC was subsequently merged with and into PMMHC Corp., thereby terminating PMHC’s existence and making PMMHC Corp. the stock holding company for Penn Millers Insurance Company and a wholly owned subsidiary of Penn Millers Holding Corporation. The historical consolidated financial statements of Penn Millers Mutual prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation upon completion of the conversion. Neither PMMHC Corp. nor Penn Millers Holding Corporation engages in any business operation. After the conversion, the outstanding capital stock of Penn Millers Insurance Company and proceeds derived from the public stock offering are the primary assets of PMMHC Corp. and Penn Millers Holding Corporation, respectively.

    The references herein to “the Company,” “we,” “us,” “our” and “Penn Millers” refer to Penn Millers Holding Corporation and its direct subsidiary, PMMHC Corp., and its indirect subsidiary Penn Millers Insurance Company.

    On October 16, 2009, the Company completed the sale of 5,444,022 shares of Penn Millers Holding Corporation common stock, par value $0.01 per share, at an initial offering price of $10.00 per share in a concurrently-held subscription and community offering.

    Prior to the completion of the offering, in accordance with the provisions of the Plan of Conversion of PMMHC Corp., our Employee Stock Ownership Plan (ESOP) purchased 539,999 of the shares in the offering, which was funded by a loan from Penn Millers Holding Corporation.

    Our common stock is traded on the Nasdaq Global Market under the symbol “PMIC.”

    On February 2, 2009, we completed the sale of substantially all of the net assets of Eastern Insurance Group, which was a wholly owned insurance agency subsidiary. In July 2008, we completed the sale of substantially all of the net assets of  another wholly-owned subsidiary, Penn Software and Technology Services, Inc. (Penn Software), a Pennsylvania corporation specializing in providing information technology consulting for small businesses. Both Eastern Insurance Group and Penn Software are accounted for as discontinued operations. We are in the process of formally dissolving both Eastern Insurance Group and Penn Software.

    Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc., (A.M. Best) which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on June 23, 2009.

Business Segments

    We provide a variety of property and casualty insurance products designed to meet the insurance needs of certain segments of the agricultural industry and the needs of middle market commercial businesses. We are licensed in 39 states, but we currently limit our sales of our insurance products to 33 states. We discontinued writing personal insurance products in 2003 and now offer only commercial products. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

    Our agribusiness insurance segment specializes in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. We have been writing agribusiness policies for over 122 years. We believe we have an excellent industry reputation provided by experienced underwriting, marketing and loss control staff, supported by knowledgeable and easily accessible claims staff and senior management. Lines of business offered by our agribusiness segment include commercial property, inland marine, general liability, fidelity, surety, workers’ compensation, commercial automobile, and umbrella liability insurance.

    We market our agribusiness insurance product to agricultural businesses such as grain storage and elevators, flour mills, livestock feed manufacturers, fertilizer blending and application, cotton gins, livestock feed lots, mushroom growers, farm supply stores, produce packing, and seed merchants.

    The annual premium size of our agribusiness accounts range from approximately $800 to $1.8 million with an average annual premium of approximately $44,000. Our product is sold through more than 200 specialty agribusiness producers and also on a direct basis. The primary competitors in our agribusiness marketplace are Nationwide Agribusiness, Michigan Millers Insurance Company, Continental Western Insurance Company, and Westfield Insurance Company. We seek to compete with other agribusiness insurance companies primarily on service rather than price.

    Our commercial business segment provides insurance coverage primarily to middle market commercial businesses. We target select low to medium hazard businesses such as retailers, including beverage stores, floor covering stores, florists, grocery stores, office equipment and supplies stores, dry cleaners, printers, and shopping centers; hospitality, such as restaurants and hotels; artisan contractor businesses, such as electrical, plumbing, and landscaping; professional services, such as accountants, insurance agencies, medical offices, and optometrists; office buildings; and select light manufacturing and wholesale businesses.

    The primary product is our “Solutions” business owner’s policy that covers major property and liability exposures, crime, and business interruption utilizing a simplified rating program. Other lines of business offered are workers’ compensation, commercial auto, and umbrella insurance. These lines are sold through approximately 250 independent agents in Pennsylvania, New Jersey, Connecticut, Massachusetts, Tennessee, Virginia, New York, and Maryland. The premium size of our commercial business accounts range from approximately $200 to approximately $160,000 with an average annual premium of approximately $6,300.

    A large number of regional and national insurance companies compete for our small business customers. We seek to compete with other commercial lines insurance companies primarily on service rather than price.

   In early 2009, we introduced an insurance product called PennEdge® (PennEdge) that enables us to write customized coverages on mid-size commercial accounts. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, light manufacturing, hospitality, printers, commercial laundries and dry cleaners. Our intention is to offer and market our PennEdge product through both our agribusiness and commercial business producers. For segment reporting purposes, and consistent with how we manage our business, the results of PennEdge are included in our commercial business segment.

   Our third business segment, which we refer to as our “other” segment, includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a condition of doing business in the states in which we operate. The discontinued lines of business include personal lines business that we used to write on a voluntary direct basis, but discontinued beginning in 2001; and business we assumed from various reinsurance and pooling agreements in which we voluntarily participated until 1993.

    The following table provides net premiums earned by business segment (dollars in thousands):

	Net Premiums Earned by Business Segment
	For the Years Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
Business Segment:
Agribusiness	$45,289	60.1%	$45,298	57.5%	$40,245	56.7%
Commercial Business	28,961	38.4%	31,805	40.4%	29,260	41.2%
Other	1,108	1.5%	1,634	2.1%	1,465	2.1%
Total	$75,358	100.0%	$78,737	100.0%	$70,970	100.0%

     Financial information about our three business segments is contained in this report in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the consolidated financial statements “Segment Information” under Part II Item 8 – “Financial Statements and Supplementary Data.”

Geographic Distribution

    We primarily market our products through a network of over 450 independent producers in 33 states.  The following table shows the geographic distribution of our direct written premiums on a consolidated basis and for the agribusiness and commercial business segments for the year ended December 31, 2009:

Consolidated		Agribusiness Segment		Commercial Business Segment
State	% of Total	State	% of Total	State	% of Total

New Jersey	11.3%	Illinois	9.9%	New Jersey	33.4%
Pennsylvania	10.6%	North Carolina	9.8%	Pennsylvania	23.8%
Illinois	6.6%	Georgia	9.4%	Virginia	11.5%
North Carolina	6.5%	Arkansas	8.4%	Connecticut	10.9%
Georgia	6.2%	Louisiana	7.0%	Massachusetts	9.0%
Virginia	4.7%	Ohio	4.9%	Tennessee	6.5%
Arkansas	5.6%	Missouri	4.7%	New York	4.3%
Connecticut	4.0%	Kansas	4.3%	Maryland	0.6%
All others (1)	44.5%	Pennsylvania	3.9%	Ohio	0.0%
Total	100.0%	Minnesota	3.9%	Total	100.0%
		Florida	3.7%
		Mississippi	3.6%
		All others (1)	26.5%
		Total	100.0%

(1) No other single state accounted for 3.5% or more of the individual total of direct written premiums.

Our Products

    We provide a variety of property and casualty insurance products designed to meet the insurance needs of certain segments of the agricultural industry and the needs of middle market commercial businesses. The following table provides net premiums earned by product line for the periods indicated (dollars in thousands):

	Net Premiums Earned by Product Line
	For the Years Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
Product Line:
Property – Agribusiness	$16,546	22.0%	$16,412	20.8%	$13,772	19.4%
Liability – Agribusiness	9,196	12.2%	8,795	11.1%	7,540	10.6%
Property and liability – Commercial Business (1)	17,731	23.5%	19,428	24.7%	18,301	25.8%
Workers’ compensation – Agribusiness and Commercial Business	13,473	17.9%	14,761	18.8%	12,918	18.2%
Commercial auto – Agribusiness and Commercial Business	16,378	21.7%	16,778	21.3%	16,053	22.6%
Other (2)	2,034	2.7%	2,563	3.3%	2,386	3.4%
Total	$75,358	100.0%	$78,737	100.0%	$70,970	100.0%

(1)
Commercial business’ property and liability line of business is comprised primarily of a commercial multi-peril line of business where property and liability coverages under our business owner’s policy are rated together.

(2)
Other includes our non-core lines of business as described below, and the net premiums earned in our other segment of $1,108, $1,634 and $1,465 for the years ended December 31, 2009, 2008 and 2007, respectively.

      Property coverage protects businesses against the loss or loss of use, including its income-producing ability, of business property.

      Liability insurance includes commercial general liability, products liability, and professional liability covering our insureds’ operations.

     Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies.

      Commercial auto coverage protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. Commercial automobile policies are generally marketed only in conjunction with other supporting lines.

     Other lines of business include umbrella liability, system breakdown, employment practices liability, and surety insurance coverages.

Our Business Strategies

    Competitive pressures in the marketplace are exerting downward pressure on our prices, which is currently affecting our writing of new and renewal business. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has resulted in our premium revenue growth being relatively modest and somewhat volatile. We believe we are positioning the Company to take advantage of profitable growth opportunities that we anticipate will occur in the future. Our ability to successfully implement these strategies is subject to several risks, which are set forth in Item 1A — “Risk Factors.”

Competitive Strategy

▪
Our insurance policies are primarily sold through select independent insurance producers. We view these producers as our customers, because we believe that they significantly influence the insured’s decision to choose our insurance products over those of a competitor.

o	We strive to win our producers’ support for our insurance products by differentiating ourselves from our competitors through positive relationships with our producers and by responding to their needs.

o
The key to building and maintaining these positive relationships is communication between our producers and one of our underwriter and marketing representative teams, supported by loss control representatives, claims adjusters, and management. This approach provides the producers with responsive, consistent and predictable communications, service and decisions from us.

Niche Strategies

▪
Our principal business strategy in both our agribusiness and commercial business segments is to identify discrete underwriting risks where competition is limited and we can add value through personal service to our producers and insureds.  Our plans are to continue to develop and market products for niche businesses and industries:

o	Agribusiness – Grow our established niche

We are a well established niche player in the agribusiness insurance market with over 122 years in that specialty segment. We have a significant market position in the agribusiness insurance market, operating in 33 states. This is a specialized niche market with a limited number of competitors where we believe we have expertise and strong growth opportunities.

o	Commercial Business – Move from being a generalist insurer of small business to being a specialist focused on select industries for small and middle market customers.

▪	We offer our business owner’s “Solutions” commercial policy in eight states, and in early 2009 we introduced our new Penn Edge product that we currently market in fifteen states.

•
Our Solutions business owners’ policy provides enhanced coverages intended for select producers and preferred small business insureds.  In the past, this was our only policy available to commercial lines accounts. The Solutions offering, while serving a business need, has not performed consistently well because its design serves a relatively small population of potential customers, and its use beyond preferred small business insureds has resulted in less-than profitable loss ratios. In late 2008 we made the strategic decision to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers. We believe that refocusing the Solutions offering toward select agents and preferred insureds will improve the profitability of the Solutions policy.

o	PennEdge provides property and liability coverage to accounts that require a broader range of coverages than our traditional business owners or agribusiness products.

▪
PennEdge will allow us to develop additional niche markets out of our existing commercial business target markets. We will focus our business on those industry segments we understand, and in which we can differentiate ourselves from other insurance companies.

▪
PennEdge is specifically tailored to unique business and industry segments, including wholesalers, light manufacturing, hospitality, commercial laundries and dry cleaners, and printers. These segments were chosen based on the experience of our underwriting staff and the market opportunities available to our existing producers.

▪
As of December 31, 2009 the PennEdge product was approved in seven of the eight states where we market our Solutions product. Currently PennEdge is approved in fifteen states. Our plans are to sell the PennEdge product through existing commercial business agents and to expand the product availability to additional states (twenty-four in 2010) where we plan to capitalize on already strong and established relationships with agents and brokers that sell our agribusiness program.

o
Strategic Alliances - We have differentiated our products by entering into strategic alliances through both our agribusiness and commercial business segments to offer equipment breakdown, employment practices liability, and miscellaneous professional liability coverage; and we are exploring a strategic alliance to offer environmental impairment liability coverage and other strategic alliance opportunities. Under such strategic alliances, we typically reinsure all of the risk of loss to the strategic partner and earn a ceding commission.

Growth Strategies

    The property and casualty insurance industry is cyclical, with periods of rising and falling premiums known as hard and soft markets. The industry has been experiencing soft market conditions.  We believe that the property and casualty insurance industry’s profits will decline to the point where pricing will start to increase and the underwriting cycle will move into a hard market phase.

The primary purpose of our October 2009 public offering was to increase our capital to permit us to take advantage of growth opportunities when and if a hard market cycle returns.  The capital derived from our public offering will provide us the leverage necessary to support our future growth in net premiums written, expand our producer network and successfully market and underwrite our PennEdge product. We have historically performed well in periods of significant premium increases. In the last hard market cycle that we believe began in 2000 and ended in 2004, our commercial lines direct premiums written in our core business segments increased by 148% (a compound annual growth rate of 25%), which exceeded the commercial lines industry growth of 63% (a compound annual growth rate of 13%) during that period. Our growth strategies in order to increase direct premiums written significantly in the next “hard market” include:

▪
Grow the business of our existing agents and producers – We believe that our PennEdge offering will provide us with access to our agents’ existing business that we may be unable to write under our Solutions policy. Also, we believe that our capital adequacy will allow us access to larger, more sophisticated classes of insureds.

▪
Increase our distribution channel - Penn Millers Insurance Company’s policies are sold through select independent insurance producers. These producers significantly influence the insured’s decision to choose our products over those of our competitors. We are currently represented by a small number of producers in a large geographic area. New producers are an important part of our growth strategy, and we intend to continue to add them in areas where we want to increase our market presence.

▪	Although we do not have any current plans or intent to expand or grow our business by acquisition, we will consider any relevant opportunities that are presented to us.

Expense Management Strategies

▪	Reduce our ratio of expenses to net premiums earned

o
We are a relatively small insurance company competing on an almost national scale. We believe that the support functions we have in place – information technology, accounting and finance, human resources, and management expertise – can support significantly more production without increasing much of our costs.  We believe that we will only need to add staff that directly relate to increased revenues – the underwriting, marketing, claims and loss control functions.

o	We believe that we can achieve improved economies of scale and lower underwriting expense ratios through our growth strategies.

▪	Reduce our reliance on reinsurance

o
The capital raised from our public offering provided us with significant capital adequacy and will allow us to reduce our reliance on reinsurance. Therefore, we have not renewed the stop loss reinsurance agreement in 2010. This contract had a cost to us of $1.6 million for fiscal years 2008 and 2009 combined.

o
We have increased our reinsurance retentions overall to save the cost of reinsurance, which may add volatility to our results. Over the long-term, we believe that the reduced costs will increase our profitability. See Item 1– “Business – Reinsurance.”

Balance Sheet Management

▪	Investments

o
We invest in high-quality corporate, government and municipal bonds with relatively short durations so as to position us to take advantage of changing market conditions and match our estimated timing of claims payments.

o	A small percentage of our assets will be invested in equity securities, which over the long run have produced higher returns relative to fixed maturity investments.

o	The investment portfolio is managed by an independent asset manager with extensive experience in investing insurance company assets.

o
For more information regarding our investments, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Investments” and Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”

▪
Loss reserves - Estimating the ultimate liability for losses and LAE is an inherently uncertain process and reflects our best estimate at the balance sheet date. Our objective is to establish loss reserves that will ultimately prove to be adequate. For more information regarding our losses and loss adjustment expense reserves, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Losses and Loss Adjustment Expense Reserves.”

▪	Strong reinsurers

o
Our reinsurance providers, the majority of whom are longstanding partners who understand our business, are all carefully selected with the help of our reinsurance broker, Towers Watson. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our reinsurance partners have at least an “A-” rating from A.M. Best. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have experienced no significant difficulties collecting amounts due from reinsurers.

o
For additional information concerning reinsurance, see Item 1 – “Business – Reinsurance” and Note 12 of the notes to the Company's consolidated financial statements in Part II Item 8 – “Financial Statements and Supplementary Data.”

Alignment of the Interests of Our Employees with those of Our Shareholders

    We have taken actions to more closely align the interests of our management and employees with those of our shareholders by taking steps to institute incentive based compensation systems (both cash and stock) for our executive officers and employees and stock ownership requirements for our directors and officers.  These compensation programs and stock ownership requirements are set forth in greater detail in our proxy statement.

Marketing and Distribution

     We market our agricultural insurance product through more than 200 producers in 33 states, and by our employees. Our “Solutions” business owners’ commercial insurance offering is sold through approximately 250 producers in 8 states. Our PennEdge offering is currently marketed in fifteen states through our commercial business and agribusiness producers. We primarily market our products through this select group of more than 450 independent producers. All of these producers represent multiple insurance companies and are established businesses in the communities in which they operate. They generally market the full range of our products. We view our independent insurance producers as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be positive. We also have two employees that are engaged in the direct marketing of our agribusiness insurance products, which accounted for approximately $3.4 million in direct premiums written for that segment in 2009.

    One producer, Arthur J. Gallagher Risk Management Services, which writes business for us through nine offices, accounted for $12.2 million or approximately 14% of our direct premiums written in 2009. Only one other producer accounted for more than 5% of our 2009 direct premiums written.

    For the year ended December 31, 2009, our top 10 producers accounted for approximately 39% of direct premiums written.

    We emphasize personal contact between our producers and the policyholders. We believe that our producers’ responsive and efficient service and reputation, as well as our policyholders’ loyalty to and satisfaction with their agent or broker are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention for Penn Millers.

    We depend upon our independent producers to produce new business, assist in the underwriting process, and to provide front line customer service. Our network of independent producers also serves as an important source of information about the needs of the insureds we serve. We utilize this information to develop new products, such as PennEdge, and new product features, and to enter into strategic relationships to offer new products such as equipment breakdown, employment practices liability and environmental impairment coverages, which differentiates us from our competitors.

    Our producers are monitored and supported by our marketing representatives, who are our employees. These representatives also have principal responsibility for recruiting and training new producers. We periodically hold meetings for producers and conduct programs that provide both technical training about our products and sales training about how to effectively market our products.

    Producers are compensated through a fixed base commission with an opportunity for profit sharing depending on the producer’s premiums written and profitability. Because we rely heavily on independent producers, we utilize a contingent compensation plan as an incentive for producers to place high-quality business with us and to support our loss control efforts. We believe that the contingent compensation paid to our producers is competitive with other insurance companies, subject to the producer directing high-quality, profitable business to us.

    Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service and claims processing, and aims to result in a positive experience for producers and policyholders. We believe that these positive experiences result in higher policyholder retention and new business opportunities when communicated by producers and policyholders to potential customers.

Underwriting, Risk Assessment and Pricing

    Our competitive strategy in underwriting is to provide very high-quality service to our producers and insureds by responding quickly and effectively to information requests and policy submissions. Our underwriting and marketing personnel work together in teams and are compensated based upon the profitability of the business that they sell and underwrite. Accordingly, they work together to originate and approve coverage for customers that will be priced appropriately for the underwriting risk assumed. We underwrite our agricultural and commercial lines accounts by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business, which is regularly reviewed to determine product line profitability. Specific information regarding individual insureds is monitored to assist us in making decisions about policy renewals or modifications.

    Our underwriting philosophy aims to consistently generate underwriting profits through sound risk selection and pricing discipline. One key element in sound risk selection is our use of loss control inspections. During the underwriting process, we rely to a significant extent on information provided by our staff of loss control representatives located throughout the continental United States. Our staff of ten loss control representatives is supported by a network of third party loss control providers to cover more remote areas. Our loss control representatives assess the risk of loss by evaluating the insured’s hazards and related controls through interviews with the insured and inspections of their premises. If the business has risk management deficiencies, the inspector will offer recommendations for improvement. If significant risk management deficiencies are not corrected, we will decline the business or move to cancel, or elect not to renew policies already in force. Each new agribusiness customer is visited by a loss control representative, and most agribusiness customers are visited annually thereafter. Most of our commercial business customers are also inspected. Whether an inspection is required is based primarily on the type and amount of insurance coverage that is requested. These loss control inspections allow us to more effectively evaluate and mitigate risks, thereby improving our profitability.

    We strive to be disciplined in our pricing by pursuing rate increases to maintain or improve our underwriting profitability while still being able to attract and retain customers. We utilize pricing reviews that we believe will help us price risks more accurately, improve account retention, and support the production of profitable new business. Our pricing reviews involve evaluating our claims experience and loss trends on a periodic basis to identify changes in the frequency and severity of our claims. We then consider whether our premium rates are adequate relative to the level of underwriting risk as well as the sufficiency of our underwriting guidelines.

Claims Management

    Claims on insurance policies are received directly from the insured or through our independent producers. Our claims department supports our producer relationship strategy by working to provide a consistently responsive level of claims service to our policyholders. Our experienced, knowledgeable claims staff provides timely, good faith investigation and settlement of meritorious claims for appropriate amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses.

Technology

    Our technology efforts are focused on supporting our competitive strategy of differentiating ourselves from our competitors through our relationships with our producers and our responsiveness to their needs, and on making us as efficient and cost effective as possible.

    Our producers access our systems through a proprietary portal on our public website. Through this portal our producers can quote new business, submit applications and change requests, and access policyholder billing and claims information. The portal also provides information on our products and services and contains sales and marketing materials for the producers.

    We have streamlined internal processes to achieve operational efficiencies through the implementation of a policy and claim imaging and workflow system. This system provides online access to electronic copies of policy files, enabling our underwriters to respond to our producers’ inquiries more quickly and efficiently. The imaging system also automates internal workflows through electronic routing of underwriting and processing work tasks. This system allows our claims staff to access and process reported claims in an electronic claim file.

    As part of our disaster recovery program, we maintain backup computer servers at an off-site location that are updated on a real time basis. Accordingly, in the event that power or access to our headquarters is disrupted, we can continue to operate our business without significant interruption.

Reinsurance

    Reinsurance Ceded. In accordance with insurance industry practice, we reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:
•	reduce net liability on individual risks;

•	mitigate the effect of individual loss occurrences (including catastrophic losses);

•	stabilize underwriting results;

•	decrease leverage; and

•	increase our underwriting capacity.

    We use a variety of reinsurance formats to manage our exposure to large losses and protect our capital:

•
Treaty reinsurance automatically reinsures an agreed-upon portion of a class of business without the need for approval by the reinsurer of the individual risks covered. We primarily use excess of loss reinsurance, where we limit our liability to all, or a particular portion, of the amount in excess of a predetermined deductible or retention.

•
Facultative reinsurance reinsures each policy or portion of a risk individually with the prior approval of the reinsurer. We use facultative reinsurance to provide additional capacity to write higher limits of insurance coverage or to reduce retentions on an individual risk basis.

•	Catastrophe reinsurance, indemnifies us for an amount of loss resulting from a catastrophic event in excess of a predetermined retention.

•
The Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”), provides additional protection to us. For further information regarding TRIA, see “- Regulation – Other Regulation” and Item 1A - “Risk Factors” of this Form 10-K.

    Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded.

    We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives, and a review of market conditions, including the availability and pricing of reinsurance. We monitor our exposure to catastrophic losses and attempt to manage such exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We utilize sophisticated computer modeling techniques to evaluate underwriting risks in hurricane-prone and earthquake-prone areas in which we do business. We then use reinsurance to manage our aggregate exposures to catastrophes.

    A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. For the year ended December 31, 2009, we ceded to reinsurers $15.6 million of written premiums as compared to $19.0 million of written premiums for the year ended December 31, 2008.

Property Excess of Loss Reinsurance

    For 2009 and 2010, individual property risks in excess of $500,000 are covered on an excess of loss basis pursuant to various reinsurance treaties up to $20 million. Any exposure over $20 million is covered by facultative reinsurance. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

     The chart below illustrates the reinsurance coverage under our 2009 and 2010 excess of loss treaties for individual property risks:

	2009		2010
		Ceded Under		Ceded Under
		Reinsurance		Reinsurance
Property Losses Incurred	Retained by Company	Treaties	Retained by Company	Treaties

Up to $500,000	100%	0%	100%	0%
$500,000 in excess of $500,000	52.5%	47.5%	60.0%	40.0%
$4 million in excess of $1 million	0%	100%	0%	100%
$15 million in excess of $5 million	0%	100%	0%	100%

    Losses are subject to the following reinstatements and annual aggregate limits:

▪	$500,000 in excess of $500,000 layer provides unlimited reinstatements, no annual aggregate limit;
▪	$4 million in excess of $1 million layer provides three reinstatements;
▪	$5 million in excess of $5 million layer provides two reinstatements; and
▪	$10 million in excess of $10 million layer provides one reinstatement.

Property Automatic Facultative Treaty

    Individual property risks with insured values in excess of $20 million up to $50 million, as identified in the policy, are reinsured under an automatic facultative treaty. Outside the treaty, any exposure over $50 million is approved by the reinsurer on an exception basis.

Property Catastrophe Excess of Loss Reinsurance

    Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. We purchase layers of excess treaty reinsurance for catastrophic property losses.

    For 2009, we retain the first $2 million on any one occurrence and reinsure 95% of losses per occurrence in excess of $2 million, up to a maximum of $45 million total for one event.

    Effective January 1, 2010 we increased the retention on any one catastrophic occurrence from $2 million to $3 million; and we continue to reinsure 95% of catastrophic losses per occurrence in excess of $3 million, up to a maximum of $45 million total for one event.

    The treaty provides one reinstatement per layer resulting in $79.8 million in annual aggregate limit after our 5% co-participation.

Casualty Excess of Loss Reinsurance

    For 2009 and 2010, individual casualty risks that are in excess of $500,000 are covered on an excess of loss basis up to $10 million per occurrence, pursuant to various reinsurance treaties. The chart below illustrates the reinsurance coverage under our 2009 and 2010 excess of loss treaties for individual casualty risks:

	2009		2010
		Ceded Under		Ceded Under
		Reinsurance		Reinsurance
Casualty Losses Incurred	Retained by Company	Treaties	Retained by Company	Treaties

Up to $500,000	100%	0%	100%	0%
$500,000 in excess of $500,000	52.5%	47.5%	60.0%	40.0%
$4 million in excess of $1 million	0%	100%	0%	100%
$5 million in excess of $5 million	0%	100%	0%	100%

    Casualty losses in excess of $500,000 arising from workers’ compensation claims are reinsured up to $10 million on a per occurrence treaty basis under these same treaties, but are subject to maximum coverage of $7.5 million for any one life.

    Effective January 1, 2010 our maximum coverage arising from workers’ compensation claims for any one life was increased to $10 million from $7.5 million in 2009.

    Losses are subject to the following reinstatements and annual aggregate limits:

▪	$500,000 in excess of $500,000 layer provides unlimited reinstatements, no annual aggregate limit;
▪	$4 million in excess of $1 million layer provides two reinstatements; and
▪	$5 million in excess of $5 million layer provides one reinstatement.

Umbrella Treaty Reinsurance

    Umbrella liability losses are reinsured on a 75% quota share basis up to $1 million and a 100% quota share basis in excess of $1 million up to $5 million. Any exposure over $5 million up to $10 million is covered by facultative reinsurance.

Accident Year Aggregate Excess of Loss Reinsurance (Stop Loss Reinsurance)

    We maintain a whole account, accident year aggregate excess of loss reinsurance (stop loss) contract for accident years 2008 and 2009. The purpose of the contract was to provide additional protection for our capital above our underlying reinsurance program. This stop loss reinsurance contract provides coverage in the event that the total company’s accident year loss and LAE ratios for 2008 or 2009 exceed 72%.

    The minimum ceded premiums paid under the stop loss approximated $2.4 million per year. If losses are ceded, additional ceded premiums are accrued at 20% of the ceded losses. The contract includes a funds withheld provision whereby we withhold a significant amount of the ceded premiums minus ceded losses, thereby providing us protection from credit risk. The contract provides for an interest accrual for the reinsurer on the balance of the funds that we have withheld.

    The contract also contains a profit sharing provision such that if the net profit to the reinsurers for the two years combined exceeds approximately $1.6 million, any profit above that amount will be returned to us provided that on or before January 1, 2015 we agree to a commutation whereby the reinsurers are released from any and all past, current and future liabilities under the stop loss contract.

     In 2008, an unusually high level of property losses, both catastrophe and non-catastrophe related, resulted in losses and additional reinsurance premiums being ceded to the reinsurers under the stop loss contract. For 2008, premiums ceded under the stop loss contract totaled $3.3 million, ceded losses totaled $4.3 million and interest accrued on the funds withheld account totaled $86,000, for a net benefit under the stop loss contract to Penn Millers of approximately $884,000 at December 31, 2008.

     In 2009, we experienced a reduction in the estimated ultimate losses for the 2008 accident year; and losses ceded to the stop loss contract have been reduced. In addition, the estimated accident year 2009 ultimate loss experience is below the stop loss contract’s trigger loss ratio of 72%; and therefore, no losses have been ceded for 2009. When the $2.4 million of ceded premiums for 2009 is added to the improved estimated experience for the 2008 accident year, the profit to the reinsurers for 2008 and 2009 combined is estimated to be $2.0 million at December 31, 2009. Accordingly, we have accrued a profit sharing refund due us of approximately $0.4 million at December 31, 2009, which represents the excess over the $1.6 million profit sharing provision in the contract.

    To receive this estimated profit sharing, we will have to release the reinsurers from any and all past, current and future liabilities under the stop loss contract on or before January 1, 2015. Therefore, the accounting for this anticipated profit sharing and commutation reverses the losses and additional premiums ceded recorded in 2008, and accrues the profit sharing as reduced ceded premiums in 2009. This outcome has resulted in some significant fluctuations between earned premiums and incurred losses between 2008 and 2009 and has adversely impacted our loss ratio and slightly improved the expense ratio for 2009.

    The experience and accounting under the stop loss reinsurance contract are as follows (in thousands):

				Accrue for Assumed
				Commutation and	Cumulative	Net
	Recorded at	Experience in	Cumulative	Profit Sharing	Accounting	Recorded in
	December 31, 2008	2009	Total	in 2009	Impact	2009

Stop Loss Ceded Premiums - Base	$2,464	$2,401	$4,865	$-	$4,865	$2,401
Additional Premium @ 20% of ceded losses	858	(78)	780	(780)	-	(858)
Profit Sharing - returned premiums	-	-	-	(3,260)	(3,260)	(3,260)
Total Ceded Premiums	3,322	2,323	5,645	(4,040)	1,605	(1,717)
Estimated Accident Year 2008 Ceded Losses	(4,292)	394	(3,898)	3,898	-	4,292
Interest expense	86	171	257	(257)	-	(86)
Stop Loss Reinsurance (benefit) cost	$(884)	$2,888	$2,004	$(399)	$1,605	$2,489

    This reinsurance contract has been accounted for at December 31, 2009 as if it has been commuted because the estimated experience under the contract at this point in time would lead us to execute a commutation to recognize profit sharing under that contract.  However, the contract does not require us to execute the commutation until on or before January 1, 2015.  Therefore, we will keep the contract in effect until a later date to continue the stop loss reinsurance protection of future adverse development of reserves for the accident years 2008 and 2009.

    The stop loss contract has not been renewed for the 2010 accident year because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009.

    The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. Our reinsurance providers, the majority of whom are longstanding partners who understand our business, are all carefully selected with the assistance of our reinsurance broker, Towers Watson. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our reinsurance partners have at least an “A-” rating from A.M. Best. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have experienced no significant difficulties collecting amounts due from reinsurers.

    The following table sets forth the largest amounts of losses and loss expenses recoverable from reinsurers as of December 31, 2009 (dollars in thousands) and the A.M. Best Rating of each:

	Losses & Loss
	Expense
	Recoverable	Percentage of
	On Unpaid	Total	A.M. Best
	Claims	Recoverable	Rating

Hannover Rueckversicherung AG	$6,151	34%	A
Swiss Re America Group	3,623	20%	A
Transatlantic Reinsurance Company	2,425	13%	A
Partner Reinsurance Co. of the U.S.	1,619	9%	A+
Employers Mutual Casualty Co.	1,500	8%	A-
Aspen Insurance UK Limited	448	2%	A
General Reinsurance Corporation	410	2%	A++
Platinum Underwriters Reinsurance, Inc.	401	2%	A
All Other	1,779	10%	A- or better

Total	$18,356	100%

     Reinsurance Assumed. We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2009, our participation was not material. We previously participated in various voluntary insurance pools that are currently in runoff. We no longer participate in any voluntary assumed reinsurance contracts.

Losses and LAE Reserves

     We are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies we have issued. The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

     Estimating the ultimate liability for losses and LAE is an inherently uncertain process. Therefore, the reserve for losses and LAE does not represent an exact calculation of that liability. We recognize this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money.

     When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

     We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid losses and LAE for reported claims.

     Each quarter, we compute our estimated ultimate liability using principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

     Our estimated liability for asbestos and environmental claims is $2.4 million at December 31, 2009; and $2.5 million and $2.8 million at December 31, 2008 and 2007, respectively; a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.

    The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances for the years ended December 31, 2009, 2008 and 2007, prepared in accordance with GAAP:

	For the Years Ended
	December 31,
	2009	2008	2007
	(in thousands)
Balance at January 1	$108,065	$95,956	$89,405
Reinsurance recoverable on unpaid losses and LAE	22,625	18,727	20,089
Net liability at January 1	85,440	77,229	69,316

Losses and LAE incurred, net:
Current year	$51,199	$62,612	$54,421
Prior years	1,555	(5,222)	(4,638)
Total incurred losses and LAE	52,754	57,390	49,783

Less losses and LAE paid, net:
Current year	$21,296	$26,578	$22,191
Prior years	28,544	22,601	19,679
Total losses and LAE expenses paid	49,840	49,179	41,870

Net liability for unpaid losses and LAE, at December 31	$88,354	$85,440	$77,229
Reinsurance recoverable on unpaid losses and LAE	18,356	22,625	18,727
Reserve for unpaid losses and LAE at December 31	$106,710	$108,065	$95,956

     The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable or adverse development).

   The losses and LAE incurred in 2009 for prior accident years shows a positive amount of $1.6 million which indicates that we were under-reserved at December 31, 2008. This situation results from the accounting for the stop loss contract assuming the liabilities will be commuted. To receive an estimated profit sharing under the stop loss contract, we will have to release the reinsurers from any and all past, current and future liabilities under the stop loss contract on or before January 1, 2015.  The accounting for this anticipated profit sharing and commutation reverses the losses ceded and part of the premiums ceded under the contract.  In return for taking back the $4.3 million of 2008 losses ceded under the contract at December 31, 2008, which have been re-estimated to be $3.9 million at December 31, 2009, $4.0 million of premiums ceded under the contract will be returned to us.

    This return of the 2008 ceded losses could be interpreted as adverse loss reserve development in the above schedule. The loss development experience in 2009 excluding the effects of the accounting for the stop loss contract is net favorable development (in thousands):

Return of 2008 losses ceded under stop loss contract	$4,292
Favorable development in 2009 on December 31, 2008 unpaid losses and LAE reserves	(2,737)
Net prior years reserve development in 2009 – unfavorable	$1,555

For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.”

Reconciliation of Reserve for Losses and Loss Adjustment Expenses

     The following table shows the development of our reserves for unpaid losses and LAE from 1999 through 2009 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

     Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

     The adverse development for the years 1999 through 2002 is primarily attributable to changes in estimates as we had better information about the frequency and severity of claims and the adequacy of premium pricing levels, particularly in the commercial multi-peril line of business. We have traditionally recorded reserves above the actuary’s central estimate. However, the competitive insurance market of the late 1990’s resulted in inadequate pricing that was not immediately recognized in our estimates. Beginning in 2003, actuarial consultants were engaged to provide an additional reserve analysis three times per year. In 2009, we began utilizing an independent actuary to perform detailed reserve analyses on a quarterly basis. In addition, new policies and procedures were introduced to the claims function and more rigorous analysis of pricing data was undertaken. The resulting improvements to the claims reserving and underwriting and pricing processes have helped reduce the levels of gross reserve volatility in more recent years.

     The net cumulative deficiency for those early years (1999 to 2002), while still high, is significantly lower than the gross deficiency, while in more recent years, the variance between gross and net is not as pronounced. This is primarily attributable to the fact that we purchased more reinsurance protection during those early years. Our maximum retained loss for any one risk was $200,000 from 1999 to 2000. From 2001 to 2003, the maximum retention was $250,000. The maximum retention was $300,000 in 2004 and 2005 and $500,000 in 2006 and 2007. Effective January 1, 2008, we continued to retain $500,000 on any individual property and casualty risk, however, we retained 75% of losses in excess of $500,000 to $1,000,000 and 25% of losses in excess of $1,000,000 to $5,000,000. As a complement to this increased retention, we entered into a whole account, accident year aggregate excess of loss (stop loss) contract that covers accident years 2008 and 2009 to provide coverage in the event that the 2008 or 2009 accident year loss ratio exceeds 72%. In 2009 we retained $500,000 on any individual property and casualty risk. However, we lowered our retention to 52.5% of losses in excess of $500,000 to $1,000,000 and 0% of losses in excess of $1,000,000 to $5,000,000.

   The loss development table below indicates that the reserves for unpaid losses and LAE at December 31, 2008 have been estimated to be higher at December 31, 2009 by $1.6 million, implying that the unpaid losses and LAE were deficient at December 31, 2008. This situation results from the accounting for the assumed commutation of liabilities under the stop loss reinsurance contract. To receive an estimated profit sharing under the stop loss contract, we will have to release the reinsurers from any and all past, current and future liabilities under the stop loss contract on or before January 1, 2015. The accounting for this anticipated profit sharing and commutation reverses the losses ceded and part of the premiums ceded under the contract.  In return for taking back $4.3 million of 2008 losses ceded under the contract at December 31, 2008, which have been re-estimated to be $3.9 million at December 31, 2009, $4.0 million of premiums ceded under the contract will be returned to us. This return of the 2008 ceded losses looks like development in the schedule below. The loss development experience in 2009 excluding the effects of the accounting for the stop loss contract is favorable development (in thousands):

Return of 2008 losses ceded under stop loss contract	$(4,292)
Favorable development in 2009 on December 31, 2008 unpaid losses and LAE reserves	2,737
Net prior years reserve development in 2009 – unfavorable	$(1,555)

    The reversal is also reflected in the re-estimated reinsurance recoverable for the 2008 year. For additional information concerning the stop loss reinsurance contract, see the Item 1 - “Business – Reinsurance.”

	For the Years Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands)
Liability for unpaid losses and LAE, net of reinsurance recoverables	$30,165	$29,476	$35,656	$42,731	$48,072	$55,804	$61,032	$69,316	$77,229	$85,440	$88,354

Cumulative amount of liability paid through
One year later	10,393	12,523	15,441	15,279	18,849	19,288	21,262	19,681	22,591	28,544	—
Two years later	15,977	20,032	23,640	25,731	27,719	28,977	32,372	31,974	35,344	—	—
Three years later	20,104	25,184	28,897	31,372	34,125	35,481	40,950	40,378	—	—	—
Four years later	23,386	28,118	32,311	35,104	37,135	41,365	45,128	—	—	—	—
Five years later	24,935	30,318	33,755	36,561	39,446	43,494	—	—	—	—	—
Six years later	26,699	31,333	34,786	37,978	40,937	—	—	—	—	—	—
Seven years later	27,451	32,039	35,847	38,932	—	—	—	—	—	—	—
Eight years later	28,000	33,002	36,408	—	—	—	—	—	—	—	—
Nine years later	28,755	33,531	—	—	—	—	—	—	—	—	—
Ten years later	29,281	—	—	—	—	—	—	—	—	—	—

Liability re-estimated as of
One year later	28,506	34,545	38,657	44,764	49,658	54,729	61,017	64,679	72,004	86,995	—
Two years later	31,763	34,864	40,138	44,591	48,718	54,948	61,081	63,847	70,030	—	—
Three years later	30,869	35,865	40,527	44,424	49,954	54,510	59,884	62,422	—	—	—
Four years later	30,885	36,594	40,416	45,405	49,617	54,411	58,891	—	—	—	—
Five years later	31,910	37,108	40,696	45,603	49,284	53,575	—	—	—	—	—
Six years later	32,448	37,402	41,157	45,744	48,918	—	—	—	—	—	—
Seven years later	33,127	38,193	41,513	45,308	—	—	—	—	—	—	—
Eight years later	33,820	38,590	41,271	—	—	—	—	—	—	—	—
Nine years later	34,273	38,315	—	—	—	—	—	—	—	—	—
Ten years later	34,214	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)	$(4,049)	$(8,839)	$(5,615)	$(2,577)	$(846)	$2,229	$2,141	$6,894	$7,199	$(1,555)	—

Gross liability — end of year	$39,188	$37,056	$47,084	$53,462	$69,463	$73,287	$83,849	$89,405	$95,956	$108,065	$106,710

Reinsurance recoverables	9,023	7,580	11,428	10,731	21,391	17,483	22,817	20,089	18,727	22,625	18,356

Net liability — end of year	$30,165	$29,476	$35,656	$42,731	$48,072	$55,804	$61,032	$69,316	$77,229	$85,440	$88,354

Gross re-estimated liability — latest	$55,017	$58,052	$62,316	$65,004	$67,864	$71,753	$85,218	$80,225	$88,574	$102,391

Re-estimated reinsurance recoverables — latest	20,803	19,737	21,045	19,696	18,946	18,178	26,327	17,803	18,544	15,396

Net re-estimated liability — latest	$34,214	$38,315	$41,271	$45,308	$48,918	$53,375	$58,891	$62,422	$70,030	$86,995

Gross cumulative redundancy (deficiency)	$(15,829)	$(20,996)	$(15,232)	$(11,542)	$1,599	$1,534	$(1,369)	$9,180	$7,382	$5,674

Investments

     Our investments in debt and equity securities are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a component of accumulated other comprehensive income (loss), net of taxes. The goal of our investment activities is to complement and support our overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolios’ target risk profile.

     An important component of our operating results has been the return on invested assets. Our investment objectives are (i) accumulation and preservation of capital, (ii) optimization, within accepted risk levels, of after-tax returns, (iii) assuring proper levels of liquidity, (iv) providing for an acceptable and stable level of current income, (v) manage the maturities of our investment securities to reflect the maturities of our liabilities, and (vi) maintaining a quality portfolio which will help attain the highest possible rating from A.M. Best. In addition to any investments prohibited by the insurance laws and regulations of Pennsylvania and any other applicable states, our investment policy prohibits the following investments and investing activities:
•	Commodities and futures contracts

•	Options (except covered call options)

•	Non-investment grade debt obligations at time of purchase

•	Preferred stocks (except “trust preferred” securities)

•	Interest-only, principal-only, and residual tranche collateralized mortgage obligations

•	Private placements other than section 144a issuances with registration rights

•	International debt obligations

•	Foreign currency trading

•	Limited partnerships

•	Convertible securities

•	Venture-capital investments

•	Real estate properties (except Real Estate Investment Trusts)

•	Securities lending

•	Portfolio leveraging, i.e., margin transactions

•	Short selling

      Our board of directors developed our investment policy in conjunction with our external investment manager and reviews the policy at least annually. Our fixed maturity investment portfolio is professionally managed by a registered independent investment advisor specializing in the management of insurance company assets. As a result of our public offering we and our investment advisor have analyzed our portfolio allocations; and in accordance with the guidelines, goals and objectives of our investment policy, we have set a target allocation of 6% of our investment portfolio to be invested in passively-managed equity index funds that follow the broader U.S. stock market. We anticipate that this target allocation of 6% equities will be attained in the second quarter of 2010.

     We use quoted values and other data provided by a nationally recognized independent pricing service as inputs in our process for determining fair values of our investments. The pricing service covers substantially all of the securities in our portfolio. The pricing service’s evaluations represent an exit price, a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable.

     Our fixed maturity investment manager provides us with pricing information that we utilize, together with information obtained from an independent pricing service, to determine the fair value of our fixed maturity securities.

    The following table sets forth information concerning our investments (in thousands):

	At December 31,
	2009		2008
	Cost or Amortized	Estimated Fair	Cost or Amortized	Estimated Fair
	Cost	Value	Cost	Value

Agencies not backed by the full faith and credit of the U.S. government	$16,933	$17,441	$14,929	$16,089

U.S. treasury securities	4,499	4,612	8,530	9,310

State and political subdivisions	37,415	39,334	31,775	32,957

Corporate securities	71,470	73,691	39,930	38,253

Commercial mortgage-backed securities	3,806	3,775	4,600	3,933

Residential mortgage-backed securities	27,607	28,302	20,774	21,372
Total fixed maturities	$161,730	$167,155	$120,538	$121,914

     The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at December 31, 2009 (dollars in thousands):

	Estimated	Percent
Rating (1)	Fair Value	of Total (2)

Agencies not backed by the full faith and credit of the U.S. government	$17,441	10.4%
U.S. treasury securities	4,612	2.8%
AAA	58,249	34.9%
AA	34,572	20.7%
A	42,538	25.4%
BBB	9,743	5.8%
Total	$167,155	100.0%

(1)
The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) would be used where available.

(2)	Represents percent of fair value for classification as a percent of the total portfolio.

     The table below sets forth the maturity profile of our debt securities at December 31, 2009. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands):

	Amortized Cost	Estimated Fair Value (1)

Less than one year	$10,008	$10,203
One though five years	73,532	76,405
Five through ten years	40,196	41,719
Greater than ten years	6,581	6,751
Commercial mortgaged-backed securities (2)	3,806	3,775
Residential mortgaged-backed securities (2)	27,607	28,302
Total fixed maturities	$161,730	$167,155

(1)	Fixed maturity securities are carried at fair value in our financial statements.

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

     At December 31, 2009, the average effective duration of our mortgage-backed securities was 3.4 years. The average effective duration of our total fixed maturity investment portfolio was 3.3 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     Our fixed maturity portfolio held $28.3 million and $21.4 million of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at December 31, 2009 and 2008, respectively. The RMBS had an average credit rating of AAA for both years ended 2009 and 2008, and we held no non-agency guaranteed RMBS during the years ended 2009 and 2008. Approximately 14% of our investments in fixed maturity securities at December 31, 2009 are guaranteed by third party monoline insurers. As of December 31, 2009 and 2008, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $22.7 million and $22.9 million, respectively and an average credit rating of AA+ for each of these years. We hold no securities issued by any third party insurer.

     The following table sets forth information with respect to the fair value at December 31, 2009, and December 31, 2008, of the fixed maturity securities that are guaranteed by each of the third party insurers (in thousands):

	Fair Value at	Fair Value at
Insurer	December 31, 2009	December 31, 2008
AMBAC	$3,321	$3,259
FGIC	5,524	2,772
FSA	9,494	8,829
MBIA	4,356	8,004

Total	$22,695	$22,864

      The following table sets forth the ratings of the security, with and without consideration of guarantee, for the fixed maturity securities that are guaranteed by third party insurers at December 31, 2009, and with the guarantee as of December 31, 2008 (in thousands):

	At December 31, 2009		At December 2008
Rating	With Guarantee Fair Value	Without Guarantee Fair Value	With Guarantee Fair Value

AAA	$9,476	$1,097	$8,832
AA	11,021	16,054	11,868
A	2,198	5,544	2,164

Total	$22,695	$22,695	$22,864

Competition

     The property and casualty insurance market is highly competitive. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than we do. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which are outside our control. These factors include market and competitive conditions. Many of our lines of insurance are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other distribution methods, rather than through independent producers paid on a commission basis (as we do). In addition to price, competition in our lines of insurance is based on quality of the products, quality and speed of service, financial strength, ratings, distribution systems and technical expertise. The primary competitors in our agribusiness marketplace are Nationwide Agribusiness, Michigan Millers Insurance Company, Continental Western Insurance Company and Westfield Insurance Company. A large number of regional and national insurance companies compete for small business customers.

Regulation

    Insurance Company Regulation

    Insurance companies are subject to supervision and regulation in the states in which they do business. State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	approval of policy forms and premium rates;

•	standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	licensing of insurers and their producers;

•	advertising and marketing practices;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty associations;

•	restrictions on the ability of Penn Millers Insurance Company to pay dividends to us;

•	restrictions on transactions between Penn Millers Insurance Company and its affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	claims practices;

•	prescribing the form and content of reports of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

    Some of the state insurance laws, regulations and practices that an insurance company is subject to are described in greater detail below.

      Accounting and Financial Reporting. Penn Millers Insurance Company is required to file financial statements with state insurance departments everywhere it does business, and the operations of Penn Millers Insurance Company and its accounts are subject to examination by those departments at any time. Penn Millers prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

     Examinations. Examinations are conducted by the Pennsylvania Insurance Department every three to five years. The Pennsylvania Insurance Department’s last completed examination of Penn Millers Insurance Company was as of December 31, 2004. The examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations. Penn Millers Insurance Company is currently under examination by the Pennsylvania Insurance Department for the years ended 2005 through 2009.

     NAIC Risk-Based Capital Requirements. In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. The capital levels of Penn Millers Insurance Company have never triggered any of these regulatory capital levels, however, the capital requirements applicable to Penn Millers Insurance Company could increase in the future.

    NAIC Ratios. The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. During each of the years ended December 31, 2008 and 2007, Penn Millers Insurance Company did not produce results outside the acceptable range for any of the IRIS tests. For the year ended December 31, 2009, Penn Millers Insurance Company had results outside the normal range for one IRIS ratio due to the receipt of a capital contribution from its parent company. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments.

    Market Conduct Regulation. State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

     Property and Casualty Regulation. Our property and casualty operations are subject to rate and policy form approval, as well as laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer’s proposed rates. The extent to which a state restricts underwriting and pricing of a line of business may adversely affect an insurer’s ability to operate that business profitably in that state on a consistent basis.

    Mandatory Pooling Arrangements. State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans and fair access to insurance requirement or “FAIR” plans. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amount of our direct writings for the type of coverage written by the specific arrangement in the applicable state.

    Guaranty Fund Laws. All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $114,000, ($18,000) and $156,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments under these laws.

    Dividends. Pennsylvania law sets the maximum amount of dividends that may be paid by Penn Millers Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2009, the amount available for payment of dividends by Penn Millers Insurance Company in 2010 without the prior approval of the Pennsylvania Insurance Department is approximately $7.2 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Pennsylvania Insurance Department.

    Holding Company Laws. Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information. This includes information concerning the operations of companies within the holding company group that may materially affect the operations, management or financial condition of the insurers within the group. Pursuant to these laws, the Pennsylvania Insurance Department requires disclosure of material transactions involving Penn Millers Insurance Company and its affiliates, and requires prior notice and/or approval of certain transactions, such as “extraordinary dividends” distributed by Penn Millers Insurance Company. Under these laws, the Pennsylvania Insurance Department also has the right to examine us and Penn Millers Insurance Company at any time.

     All transactions within our consolidated group affecting Penn Millers Insurance Company must be fair and equitable. Notice of certain material transactions between Penn Millers Insurance Company and any person or entity in our holding company system will be required to be given to the Pennsylvania Insurance Department. Certain transactions cannot be completed without the prior approval of the Pennsylvania Insurance Department.

     Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In Pennsylvania, the acquisition of 10% or more of the outstanding voting securities of an insurer or its holding company is presumed to be a change in control. Pennsylvania law also prohibits any person or entity from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a Pennsylvania insurer if, after the acquisition, the person or entity would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a Pennsylvania insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the Pennsylvania Insurance Department.

    Other Regulation

    Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, (the SOA). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA addresses, among other matters:
•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan blackout periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Form 4 statement of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a code of ethics;

•	“real time” filing of periodic reports;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

     On the date our offering was declared effective by the SEC we became subject to many of the provisions of the SOA. We are required to be compliant with Section 404 “Management Assessment of Internal Controls” as of our fiscal year end December 31, 2010. The SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we will review those rules and comply as required.

   Terrorism Risk Insurance Act of 2002. On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 85% of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to “certified” terrorist acts (as defined by the act) to the prescribed deductible amount. The deductible is based upon a percentage of direct earned premiums for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

     The immediate effect was to nullify terrorism exclusions previously permitted by state regulators to the extent they exclude losses that would otherwise be covered under the act. The act, as amended by the Risk Insurance Program Reauthorization Act of 2007, further states that until December 31, 2014, rates and forms for terrorism risk insurance covered by the act are not subject to prior approval or a waiting period under any applicable state law. Rates and forms of terrorism exclusions and endorsements are subject to subsequent review.

     Privacy. As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Penn Millers has implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

     OFAC. The Treasury Department’s Office of Foreign Asset Control (OFAC) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11, 2001.

     New and Proposed Legislation and Regulations. The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs and the unavailability of insurance. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs’ counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. We are unable to predict whether, in what form, or in what jurisdictions, any regulatory proposals might be adopted or their effect, if any, on us.

     One such proposal includes the Obama administration’s proposal in June 2009: Financial Regulatory Reform: A New Foundation: Rebuilding Financial Supervision and Regulation.  As part of larger reforms for the financial industry, the administration is proposing the formation of an Office of National Insurance (ONI) within the U.S. Department of the Treasury. Under this proposal, the ONI would support proposals to modernize and improve insurance regulation, including but not limited to, those that (i) reduce systemic risk posed to the financial system from the insurance industry; (ii) promote strong capital standards and appropriate risk management, (iii) provide meaningful and consistent consumer protections applicable to insurance products and services; (iv) increase national uniformity through either a federal charter or effective action by the states, (v) improve and broaden the regulation of insurance companies and affiliates on a consolidated basis, including affiliated businesses outside of the traditional insurance business, and (vi) coordinate regulation within existing international insurance regulatory frameworks.

     Under the proposal, the ONI would be responsible for gathering information, developing expertise, negotiating international agreements and coordinating policy in the insurance industry. At this time, we cannot conclude with any degree of certainty the likelihood that the foregoing reforms will be adopted and what impact such reforms would have on our business.

Employees

     As of December 31, 2009, we had 111 employees. None of these employees are covered by a collective bargaining agreement. We believe that our relationship with our employees remains positive.

Available Information

The Company maintains a website at www.pennmillers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as practicable after filing of such material with, or furnishing it to, the Securities and Exchange Commission. The information on our website is not part of this Form 10-K.

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns an “A-” (Excellent) rating with a stable outlook to Penn Millers Insurance Company. This rating is the fourth highest out of 15 rating classifications. The latest rating evaluation by A.M. Best occurred on June 23, 2009. According to the A.M. Best guidelines, A.M. Best assigns “A-” ratings to companies that have, on balance, very good balance sheet financial strength, operating performance and business profiles according to the standards established by A.M. Best. Companies rated “A-” are considered by A.M. Best to have “an excellent ability to meet their ongoing obligations to policyholders.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

Item 1A.	RISK FACTORS

     You should carefully consider the following risk factors and all of the information set forth in this report, including our consolidated financial statements and notes thereto.

Catastrophic or other significant natural or man-made losses may negatively affect our financial and operating results.

     As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including coastal storms, snow storms, ice storms, freezing temperatures, hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. The frequency, number and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

    Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events, such as hurricanes. To the extent climate change does increase the frequency and severity of such weather events, we may face increased claims, including with respect to properties located in coastal areas.

    We attempt to reduce our exposure to catastrophe losses through the underwriting process and by obtaining reinsurance coverage. However, in the event that we experience catastrophe losses, we cannot assure you that our unearned premiums, loss reserves and reinsurance will be adequate to cover these risks. In addition, because accounting rules do not permit insurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse affect on our financial condition or results of operations. Our ability to write new business also could be adversely affected.

     We characterize as a “catastrophe” any event that is classified as such by the Property Claims Services (“PCS”) unit of Insurance Services Office, Inc. PCS defines industry catastrophes as events that cause $25 million or more in direct insured losses to property and that affect a significant number of policyholders and insurers. In 2006 and 2007, annual losses incurred by us from such events, net of reinsurance, were approximately $1.7 million and $2.0 million, respectively. In 2008, the industry experienced an unusually high level of catastrophe losses. According to the PCS, there were 37 catastrophic events in the United States in 2008, compared to an annual average of 24 events over the previous nine year period. The estimated $25.2 billion of industry losses in 2008, although not unusually high when compared to 2004 and 2005, did exceed the $15.9 billion of losses for the previous two years combined. For the year ended December 31, 2008, we incurred approximately $4.9 million of catastrophe losses, net of reinsurance. With a broad geographic scope of business, we were impacted by 19 of the 37 designated catastrophic events, most of which included a high number of smaller losses that did not penetrate our catastrophe or per risk excess of loss reinsurance coverage. For the year ended December 31, 2009, we incurred approximately $2.0 million of catastrophe losses, net of reinsurance.

     Our financial condition and results of operations also are affected periodically by losses caused by natural perils such as those described above that are not deemed a catastrophe. If a number of these events occur in a short time period, it may materially affect our financial condition and results of operations.

A reduction in our A.M. Best rating could affect our ability to write new business or renew our existing business.

     Ratings assigned by A.M. Best are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are reviewed at least annually, represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Therefore, our A.M. Best rating should not be relied upon as a basis for an investment decision to purchase our common stock.

     Penn Millers Insurance Company holds a financial strength rating of “A-” (Excellent) by A.M. Best, the fourth highest rating out of 15 rating classifications. Penn Millers Insurance Company has held an A- rating for the past 16 years, and has been rated A- or higher every year since we were first rated in 1918. Our most recent evaluation by A.M. Best occurred on June 23, 2009. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategies.

Turmoil in the capital markets and the economic downturn may impact our business activity level, results of operations, capital position and stock price.

     Our business prospects, results of operations and capital position are affected by financial market conditions and general economic conditions. Pressures on the global economy and financial markets commenced in the third quarter of 2007, accelerated significantly in the third quarter of 2008, and continued into 2010. Rising unemployment, decreasing real estate and commodity prices, decreasing consumer spending and business investment, unprecedented stock price volatility and a significant slowdown in the economy have had a negative impact on the financial markets. It is not possible to predict whether conditions will deteriorate further or when the outlook will improve.

     As a result, the value of the securities we hold as investments may decline, negatively affecting our earnings and capital level through realized and unrealized investment losses. If adverse economic conditions negatively affect companies who issue the securities we hold, and reinsurers on whom we rely to help pay insurance claims, our liquidity level may suffer, we may experience insurance losses and it may be necessary to write-down securities we hold, due to issuer defaults or ratings downgrades. In December 2008, we sold all of our equity investments for a realized loss of $4.5 million, which was recognized in the fourth quarter of 2008. As of December 31, 2009, our investment portfolio, which consisted entirely of fixed maturity investments, had  unrealized gains, before taxes, of approximately $6.0 million and unrealized losses of approximately $0.6 million. In the event of a protracted recession, we may experience significant challenges. These may include an increase in lapsed premiums and policies and a reduction of new business, declining premium revenues from our workers’ compensation products due to our insureds’ declining payrolls, and declining premiums as a result of business failures. In addition, increases in both legitimate and fraudulent claims may result from a protracted and deep recession. An adverse economic environment could affect the recovery of deferred policy acquisition costs, and deferred tax assets may not be realizable. Finally, if adverse economic conditions affect the ability of our reinsurers to pay claims, we could experience significant losses that could impair our financial condition.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

     We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

     Approximately 35% of our business is concentrated in the southeastern United States, which is prone to tornadoes and hurricanes. As of December 31, 2009, approximately 22% of our direct premiums written originated from business written in Pennsylvania and New Jersey, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

     States and regulators from time to time have taken action that has the effect of limiting the ability of insurers to manage these risks, such as prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. Our ability or willingness to manage our exposure to these risks may be limited due to considerations of public policy, the evolving political environment, or social responsibilities. We may choose to write business in catastrophe-prone geographic areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

     Our ability to properly estimate reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties, and the nature of the information available to establish the reserves. These complex factors include, but are not limited to the following:

•	determining whether damages were caused by flooding versus wind;

•	evaluating general liability and pollution exposures;

•	the impact of increased demand for products and services necessary to repair or rebuild damaged properties;

•	infrastructure disruption;

•	fraud;

•	the effect of mold damage;

•	business interruption costs; and

•	reinsurance collectability.

     The estimates related to catastrophes are adjusted as actual claims are filed and additional information becomes available. This adjustment could reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations.

Losses resulting from political instability, acts of war or terrorism may negatively affect our financial and operating results.

     Numerous classes of business are exposed to terrorism related catastrophic risks. The frequency, number and severity of these losses are unpredictable. As a result, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, we cannot be sure that we have addressed all the possibilities.

     The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, is effective for the period from November 26, 2002 through December 31, 2014. Prior to the act, insurance coverage by private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States and that exceed $100 million will be reimbursed by the federal government subject to a limit of $100 billion in any year and less a deductible calculated for each insurer. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. For 2010, our deductible is approximately $14.4 million. For losses in excess of the deductible, the federal government will reimburse 85% of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion.

     Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Act of 2002, the risk of severe losses to us from acts of terrorism has not been eliminated. Our reinsurance contracts include various limitations or exclusions limiting the reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry, and we are currently in a “soft market” phase of the insurance industry cycle, which may lead to reduced premium volume.

     Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:
•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made and natural catastrophes;

•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

     Historically, the financial performance of the insurance industry has fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition (a so-called “soft market”), followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition (a so-called “hard market”). Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition. We believe that underwriting capacity and price competition in the current market are indicative of a “soft market” phase of the insurance industry cycle. This additional underwriting capacity has resulted in increased competition from other insurers seeking to expand the kinds or amounts of insurance coverage they offer and causes some insurers to seek to maintain market share at the expense of underwriting discipline. During the last three years, we have experienced increased price competition with regard to most of our product lines.

Because estimating future losses is difficult and uncertain, if our actual losses exceed our loss reserves our operating results may be adversely affected.

     We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. We regularly review our reserve estimate protocols and our overall amount of reserves. We review historical data and consider the impact of various factors such as:
•	trends in claim frequency and severity;

•	information regarding each claim for losses;

•	legislative enactments, judicial decisions and legal developments regarding damages; and

•	trends in general economic conditions, including inflation.

     Our actual losses could exceed our reserves. If we determine that our loss reserves are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. Such adjustments to loss reserve estimates are referred to as “loss development.” If existing loss reserves exceed the revised estimate, it is referred to as positive loss development. Negative loss development occurs when the revised estimate of expected losses with respect to a calendar year exceed existing loss reserves. For example, our loss and loss expense reserve for the 2000 calendar year has experienced a cumulative negative loss development of $8.8 million (a 30.0% deficiency) as of December 31, 2009, while our loss and loss expense reserve for the 2005 calendar year experienced a cumulative positive loss development of $2.1 million (a 3.5% excess) as of December 31, 2009. For additional information, see Item 1 - “Business — Losses and LAE Reserves.”

If our reinsurers do not pay our claims in accordance with our reinsurance agreements, we may incur losses.

     We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2009, we ceded 17.5% of our gross written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A-” (Excellent), which is the fourth highest of fifteen ratings. See Item 1 – “Business – Reinsurance.”

We may be unable to effectively develop and market new products, like PennEdge, which may negatively affect our operations.

     Our ability to expand our business and to compete depends on our ability to successfully develop and market new products, like PennEdge. The success of new products such as PennEdge depends on many factors, including our ability to anticipate and satisfy customer needs, develop our products cost-effectively, differentiate our products from our competitors, and, where applicable, obtain the necessary regulatory approvals on a timely basis.

     However, even if we successfully develop new products, the success of those products will be dependent upon market acceptance. Market acceptance could be affected by several factors, including, but not limited to:
•	the availability of alternative products from our competitors;

•	the price of our product relative to our competitors;

•	the commissions paid to producers for the sale of our products relative to our competitors;

•	the timing of our market entry; and

•	our ability to market and distribute our products effectively.

     The successful development and marketing of PennEdge and other products will require a significant investment. Our failure to effectively develop and market PennEdge and other products may have an adverse effect on our business and operating results.

The property and casualty insurance market in which we operate is highly competitive, which limits our ability to increase premiums for our products and recruit new producers.

     Competition in the property and casualty insurance business is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Many of these competitors have substantially greater financial, technical and operating resources than we have. Many of the lines of insurance we write are subject to significant price competition. If our competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay producers on a commission basis to produce business. Some of our competitors may offer higher commissions or insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely primarily on independent producers (as we do). Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.

Our results of operations may be adversely affected by any loss of business from key producers.

     Our products are primarily marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. One producer, Arthur J. Gallagher Risk Management Services, which writes business for us through nine offices, accounted for $12.2 million or approximately 14% of our direct premiums written in 2009. Only one other producer accounted for more than 5% of our 2009 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers it would have a material adverse effect on us.

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

     Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on incurred losses.

     In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2009, we participated in mandatory pooling arrangements in the majority of the states in which we do business. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 1 - “Business – Regulation.”

Our revenues may fluctuate with our investment results and changes in interest rates.

     Our investment portfolio is comprised entirely of fixed maturity securities at December 31, 2009, including bonds, mortgage-backed securities (MBSs) and other securities. The fair values of these invested assets fluctuate depending upon economic conditions, particularly changes in interest rates.

     MBSs are subject to prepayment risks that vary with, among other things, interest rates. MBSs represented approximately $28.3 million or approximately 17% of our investments at December 31, 2009. During periods of declining interest rates, MBSs generally return principal faster than expected as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of the lower rates. MBSs with an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases. MBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

     We may not be able to prevent or minimize the negative impact of interest rate changes. Additionally, unforeseen circumstances may force us to sell certain of our invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce our net income. For example, the precipitous decline in stock market prices in the second half of 2008 resulted in our decision to sell the balance of the equity securities in our investment portfolio in December 2008 for a pre-tax net realized loss of $4.5 million.

Volatility in commodity and other prices could impact our financial results.

     We provide insurance coverages to mills, silos, and other agribusinesses, which store large quantities of commodities such as corn, wheat and soybeans. Therefore, the amount of our losses is affected by the value of these commodities. Volatility in commodity prices may be a result of many factors, including, but not limited to, shortages or excess supply created by weather changes, catastrophes, changes in global or local demand, or the rise or fall of the U.S. dollar relative to other currencies. Unexpected increases in commodity prices could result in our losses exceeding our actual reserves for our agribusiness lines. Such volatility in commodity prices could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse affect on our financial condition or results of operations. In addition, the cost of construction materials and prevailing labor costs in areas affected by widespread storm damage can significantly impact our casualty losses. Higher costs for construction materials and shortages of skilled contractors such as electricians, plumbers and carpenters can increase the cost to repair or replace an insured property.

Proposals to federally regulate the insurance business could affect our business.

     Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals generally would maintain state-based regulation of insurance, but would affect state regulation of certain aspects of the insurance business, including rates, producer and company licensing, and market conduct examinations. We cannot predict whether any of these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

     We are regulated by the Pennsylvania Insurance Department, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. As of December 31, 2009 approximately 22% of our direct premiums written originated from business written in Pennsylvania and New Jersey. Therefore, the cancellation or suspension of our license in these states, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

     Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:
•	approval of policy forms and premium rates;

•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;

•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;

•	licensing of insurers and their producers;

•	advertising and marketing practices;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty associations and mandatory pooling arrangements;

•	restrictions on the ability to pay dividends;

•	restrictions on transactions between affiliated companies;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	claims practices;

•	prescribing the form and content of reports of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

     The Pennsylvania Insurance Department also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last completed examination was as of December 31, 2004, and an examination for the years ended 2005 through 2009 is currently in progress.

     In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.

     Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

     It is also possible that the losses we experience on risks we have reinsured will exceed the coverage limits on the reinsurance. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

We could be adversely affected by the loss of our existing management or key employees.

     The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. These key officers have an average of over twenty years of experience in the property and casualty insurance industry. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the agribusiness sector of the insurance industry, replacing key employees in that line of our business could be challenging. While we have employment agreements with a number of key officers, we do not have agreements not to compete or employment agreements with most of our employees. Our employment agreements with our key officers have change of control provisions that provide for certain payments and the continuation of certain benefits in the event they are terminated without cause or they voluntarily quit for good reason after a change in control.

We could be adversely affected by any interruption to our ability to conduct business at our current location.

     Our business operations are concentrated in one physical location in Wilkes-Barre, Pennsylvania, which is located on the Susquehanna River. Accordingly, our business operations could be substantially interrupted by flooding, snow, ice, and other weather-related incidents, or from fire, power loss, telecommunications failures, terrorism, or other such events. In such an event, we may not have sufficient redundant facilities to cover a loss or failure in all aspects of our business operations and to restart our business operations in a timely manner. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business.

Our ESOP and stock incentive plan will increase our costs, which will reduce our income.

     Our ESOP purchased 9.92% of the shares of common stock sold in our initial public offering on October16, 2009 with funds borrowed from us. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was approximately $5.4 million. The loan will be repaid over a ten year period. We will record annual compensation expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

     We have adopted a stock incentive plan that we will submit to our shareholders for approval on the date of our annual meeting of shareholders. Under this plan, we may award participants restricted shares of our common stock, restricted stock units denominated in shares of our common stock or options to purchase shares of our common stock. Restricted stock and restricted stock unit awards will be made at no cost to the participants. The number of shares of common stock that may be issued pursuant to restricted stock and restricted stock unit awards (to the extent that such restricted stock unit awards are not paid in cash) or upon exercise of stock option awards under the stock incentive plan may not exceed 4% and 10%, respectively, of the total number of shares sold in our public offering or 217,761 and 544,402 shares, respectively. The costs associated with the grant of restricted stock or restricted stock units awarded under the stock incentive plan will be recognized and expensed over the service period at the fair market value of the shares on the date they are awarded. Also, we will recognize as compensation expense the award-date fair value of stock options we grant. This compensation expense will reduce our net income over the period the underlying services are performed.

Statutory provisions and our articles and bylaws may discourage takeover attempts on Penn Millers that you may believe are in your best interests or that might result in a substantial profit to you.

     We are subject to provisions of Pennsylvania corporate and insurance law that hinder a change of control. Pennsylvania law requires the Pennsylvania Insurance Department’s prior approval of a change of control of an insurance holding company. Under Pennsylvania law, the acquisition of 10% or more of the outstanding voting stock of an insurer or its holding company is presumed to be a change in control. Approval by the Pennsylvania Insurance Department may be withheld even if the transaction would be in the shareholders’ best interest if the Pennsylvania Insurance Department determines that the transaction would be detrimental to policyholders.

     Our articles of incorporation and bylaws also contain provisions that may discourage a change in control. These provisions include:

•	a prohibition on a person, including a group acting in concert, from acquiring voting control of more than 10% of our outstanding stock without prior approval of the board of directors;

•	a classified board of directors divided into three classes serving for successive terms of three years each;

•	the prohibition of cumulative voting in the election of directors;

•
the requirement that nominations for the election of directors made by shareholders and any shareholder proposals for inclusion on the agenda at any annual meeting must be made by notice (in writing) delivered or mailed to us not less than 90 days prior to the meeting;

•	the prohibition of shareholders’ action without a meeting and of shareholders’ right to call a special meeting;

•
unless otherwise waived by the board of directors, to be elected as a director, a person must be a shareholder of Penn Millers Holding Corporation for the lesser of one year or the time that has elapsed since the completion of the conversion;

•	the requirement imposing a mandatory tender offering requirement on a shareholder that has a combined voting power of 25% or more of the votes that our shareholders are entitled to cast;

•
the requirement that certain provisions of our articles of incorporation can only be amended by an affirmative vote of shareholders entitled to cast at least 80% of all votes that shareholders are entitled to cast, unless approved by an affirmative vote of at least 80% of the members of the board of directors; and

•
the requirement that certain provisions of our bylaws can only be amended by an affirmative vote of shareholders entitled to cast at least 66 2/3%, or in certain cases 80%, of all votes that shareholders are entitled to cast.

     These provisions may serve to entrench management and may discourage a takeover attempt that you may consider to be in your best interest or in which you would receive a substantial premium over the current market price. These provisions may make it extremely difficult for any one person, entity or group of affiliated persons or entities to acquire voting control of Penn Millers, with the result that it may be extremely difficult to bring about a change in the board of directors or management. Some of these provisions also may perpetuate present management because of the additional time required to cause a change in the control of the board. Other provisions make it difficult for shareholders owning less than a majority of the voting stock to be able to elect even a single director.

If Penn Millers Insurance Company is not sufficiently profitable, our ability to pay dividends will be limited.

     We depend primarily on dividends paid by Penn Millers Insurance Company and proceeds from the initial public offering that are not contributed to Penn Millers Insurance Company to provide funds for the payment of dividends to our shareholders. We will receive dividends only after all of Penn Millers Insurance Company’s obligations and regulatory requirements with the Pennsylvania Insurance Department have been satisfied. During any twelve-month period, the amount of dividends paid by Penn Millers Insurance Company to us, without the prior approval of the Pennsylvania Insurance Department, may not exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on its most recent annual statement filed with the Pennsylvania Insurance Department or the insurance company’s statutory net income as reported on such statement. We presently do not intend to pay dividends to our shareholders. If Penn Millers Insurance Company is not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

Failure to comply with the requirements of the Securities Exchange Act and the Sarbanes-Oxley Act could adversely affect our results of operations.

     At the completion of our initial public offering, we became subject to the periodic reporting, proxy solicitation, insider trading and other obligations imposed under the Securities Exchange Act. In addition, the provisions of the Sarbanes-Oxley Act became applicable to us. Compliance with these requirements will increase our legal and accounting costs and the cost of directors’ and officers’ liability insurance, and will require our management and employees to devote substantial time and effort to ensure initial and ongoing compliance with these obligations. A key component of compliance under the Exchange Act is to produce quarterly and annual financial reports within prescribed time periods after the close of our fiscal year and each fiscal quarter. Historically, we have not been required to prepare such financial reports within these time periods. Failure to satisfy these reporting requirements may result in delisting of our common stock by the Nasdaq Global Market, and inquiries from or sanctions by the U.S. Securities and Exchange Commission (SEC). Moreover, the provision of the Sarbanes-Oxley Act that requires public companies to review and report on the adequacy of their internal controls over financial reporting will be applicable to us in 2010.

     Notwithstanding any additional expenditures and efforts to become compliant with the Sarbanes-Oxley Act, we may fail to promptly remediate material weaknesses in our internal controls over financial reporting which could cause us or our independent registered public accounting firm to conclude that our internal controls over financial reporting are not effective. Further, a material weakness in our internal controls, or our inability to prevent fraud could result in material errors or misstatements in our annual or interim financial statements, creating the need for a restatement.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

     Our headquarters are located at 72 North Franklin Street, Wilkes-Barre, Pennsylvania. We own this 39,963 square foot facility. We also rent office space in Indianapolis, IN.

     In the opinion of our management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings

     The Company is, from time to time, involved in legal proceedings that arise in the ordinary course of business. We believe that we have sufficient loss reserves and reinsurance to cover claims under insurance policies issued by us. Although there can be no assurance as to the ultimate disposition of these matters, we do not believe, based upon the information available at this time, that any current pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our business, financial conditions, or results of operations.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq Global Market under the symbol “PMIC.” The number of holders of record, including individual owners of our common stock was 397 as of February 26, 2010. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.

     We do not currently pay dividends on our common stock. Payment of dividends in the future is at the discretion of our board of directors and will depend on a number of factors including our operating results, overall financial condition, capital requirements and general business conditions. We depend primarily on dividends paid by Penn Millers Insurance Company to us and proceeds from the initial public offering that were not contributed to Penn Millers Insurance Company to provide funds for the payment of dividends. If Penn Millers Insurance Company chooses to pay dividends to Penn Millers Holding Corporation, we will receive dividends only after Penn Millers Insurance Company provides notice to, and without objection from, the Pennsylvania Insurance Department. During any twelve-month period, the amount of dividends paid by Penn Millers Insurance Company to us, without the prior approval of the Pennsylvania Insurance Department, may not exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on its most recent annual statement filed with the Pennsylvania Insurance Department or the insurance company’s statutory net income as reported on such statement. Information regarding the restrictions and limitations on the payment of cash dividends can be found in Item 1 “Business - Regulation.”

     The following table sets forth the high and low closing sales prices of our common stock for the period in 2009 that we were a publicly-traded company:

Period:	Share Price Range
	High	Low
October 17, 2009 - December 31, 2009	$11.08	$10.00

     Set forth below is a line graph comparing the cumulative shareholder return on our common stock to the cumulative total return of the Nasdaq Stock Market index and the SNL property and casualty (P&C) insurance index for the period we were a public company. The SNL Insurance P&C index includes all publicly traded insurance underwriters in SNL’s coverage universe (90 companies) in the property and casualty sector. The graph assumes $100 was invested in our common stock at October 16, 2009 in our initial public offering and in each of the indices and that any dividends were reinvested.

Note: The line graph above reflects the change in the Company’s stock price, based on the closing price of $10.75 per share on October 19, 2009, our first trading day. The offering price of the Company’s common stock was $10.00 per share. The offering closed on October 16, 2009.

     Unregistered Sales of Equity Securities and Use of Proceeds. The Company’s Form S-1/A Registration Statement (File No. 333-156936) was declared effective on September 4, 2009. Our initial public offering commenced on September 11, 2009 and ended at noon, Eastern Time on October 7, 2009. Griffin Financial Group, LLC was the managing underwriter of the offering. Pursuant to the Registration Statement, we registered 6,772,221 shares of our common stock with an aggregate offering price of $67.7 million under the Securities Act of 1933. Although the Company received orders in excess of $72.5 million in the offering, the Company only accepted orders for 5,444,022 shares with an aggregate offering price of $54.4 million.

     We incurred approximately $3.9 million in expenses for the registration and distribution of our common stock. None of these expenses related to direct or indirect payments to our directors or officers, their associates, or our affiliates or 10% or more shareholders, except for approximately $5,000 in travel reimbursements to our Chief Executive Officer and Chief Financial Officer to attend meetings with potential investors. The majority of these expenses were paid to outside service providers or to regulatory agencies and include but are not limited to, accounting and auditing services, appraisal service fees, legal services and expenses, printing and mailing expenses, transfer agent fees, blue sky fees, NASDAQ listing fees, and SEC and FINRA filing fees. Also, $5.4 million of the net proceeds was loaned to our ESOP so it could purchase 539,999 shares in the offering. In December 2009, $1.8 million of the net proceeds were used to pay down and retire our $3.0 million line of credit. Of the remaining proceeds, $25.0 million was contributed to Penn Millers Insurance Company for its general corporate purposes, which may include, but is not limited to, reducing our reliance on reinsurance, furthering our geographic expansion by expanding its producer network, and expanding the marketing efforts for our new products, like PennEdge. These net proceeds have supplied Penn Millers Insurance Company with the additional capital it expects to need to support future growth in its net premiums written. In the meantime, the net proceeds contributed to Penn Millers Insurance Company are invested primarily in U.S. government securities, other federal agency securities, and other securities consistent with our investment policy.

     Issuer Purchases of Equity Securities. The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
November 1 - November 30, 2009	64,307	$10.20	64,307	207,894
December 1 - December 31, 2009	153,454	$10.17	153,454	54,440

(1)
 On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless our board of directors expands the program. No time limit has been set for the completion of the share repurchase program. All purchases were be made in accordance with the safe harbor set forth in Exchange Act Rule 10-b-18. The repurchased shares will be held as treasury shares and may be used in connection with a future stock incentive plan, should such a plan be approved by our shareholders.

(2)	Represents the total number of shares repurchased during the period of 217,761.

Item 6.	SELECTED FINANCIAL AND OTHER DATA

     We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to GAAP measures, we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for providing comparisons to our peers. These non-GAAP measures are underwriting loss, combined ratios, written premiums, and net written premiums to statutory surplus ratio.
	At or for the years ended
	December 31,
	2009 (1)	2008	2007	2006	2005 (5)
	(Dollars in thousands)
Statement of Operations Data:
Direct premiums written	$88,356	$94,985	$94,073	$84,544	$84,084
Net premiums written	$73,646	$77,367	$74,119	$67,525	$62,057
Net premiums earned	$75,358	$78,737	$70,970	$64,645	$64,723
Net investment income	5,648	5,335	5,324	4,677	4,444
Other net realized investment gains (losses)	396	(2,897)	(82)	349	565
Other-than-temporary impairment losses	(197)	(2,922)	(620)	—	(141)
Other income	223	411	508	345	277
Total revenues	$81,428	$78,664	$76,100	$70,016	$69,868

Expenses
Losses and loss adjustment expense	$52,754	$57,390	$49,783	$43,766	$40,242
Amortization of deferred policy acquisition costs	21,383	23,081	21,930	20,080	21,556
Underwriting and administrative expenses	3,999	3,481	2,233	3,216	7,662
Interest expense	22	184	125	222	195
Other expense, net	209	365	184	314	266
Total losses and expenses	$78,367	$84,501	$74,255	$67,598	$69,921

Income (loss) from continuing operations, before income taxes	$3,061	$(5,837)	$1,845	$2,418	$(53)
Income tax expense (benefit)	(346)	(1,378)	396	506	(295)
Income (loss) from continuing operations	$3,407	$(4,459)	$1,449	$1,912	$242
Income (loss) from discontinued operations	(840)	(2,920)	(363)	168	47
Net income (loss)	$2,567	$(7,379)	$1,086	$2,080	$289

Balance Sheet Data (at period end):
Total investments, cash and cash equivalents	$187,375	$133,873	$136,312	$126,655	$116,898
Total assets	263,450	220,524	219,613	207,768	197,897
Losses and loss adjustment expense reserves	106,710	108,065	95,956	89,405	83,849
Unearned premiums	43,313	45,322	46,595	43,294	39,984
Total liabilities	163,402	169,769	158,212	147,238	140,128
Total shareholders’ equity	100,048	50,755	61,401	60,530	57,769

	At or for the years ended
	December 31,
	2009	2008	2007	2006	2005(5)
	(Dollars in thousands)
U.S. GAAP Ratios:
Loss and loss adjustment expense ratio (2)	70.0%	72.9%	70.1%	67.7%	62.2%
Underwriting expense ratio (3)	33.1%	32.8%	33.3%	35.1%	39.2%

Combined ratio (4)	103.1%	105.7%	103.4%	102.8%	101.4%

Return on average equity, continuing operations (1)	5.4%	(8.0)%	2.4%	3.2%	0.4%
Return on average equity (1)	4.1%	(13.2)%	1.8%	3.5%	0.5%

Per Share Data:
Earnings per share (6)	$0.19	N/A	N/A	N/A	N/A
Net book value per share (7)	$21.31	N/A	N/A	N/A	N/A

Statutory Data:
Statutory net income (loss)	$3,422	(4,718)	$878	$1,374	$3,171
Statutory surplus (1)	72,491	42,569	50,795	50,524	47,216
Ratio of net premiums written to statutory surplus	101.6%	181.7%	145.9%	133.6%	131.4%

(1)
On October 16, 2009 we closed on our initial public offering. In the offering, after paying our offering expenses in 2008 and 2009 and funding the loan to our ESOP, we received net proceeds of $45,172 which has been reflected in cash and cash equivalents, total assets and shareholders’ equity. We have weighted the return on average equity ratios for 2009 to account for the days in 2009 we were a public company. Statutory surplus and the ratio of net premiums to statutory surplus include $25,000 that was contributed to Penn Millers Insurance Company at the completion of the offering.

(2)	Calculated by dividing losses and loss adjustment expenses by net premiums earned.

(3)	Calculated by dividing amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) by net premiums earned.

(4)	The sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. A combined ratio greater than 100% means a company has an underwriting loss.

(5)	2005 has been adjusted, as of January 1, 2005, to reflect the adoption of Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Statement Misstatements.

(6)	Earnings per share reflect only net income for the period we were a publicly-traded company in 2009: October 17, 2009 through December 31, 2009. Net income during this period was $929.

(7)
Net book value per share is calculated by dividing total shareholders’ equity by the shares outstanding at the end of the period. Prior to October 16, 2009 there were no shares outstanding for Penn Millers Holding Corporation.

Item 7.	PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Share and Per Share Amounts
(Unaudited)

     Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading Item 1A - “Risk Factors” included in this Form 10-K that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.

     Factors that could affect our actual results include, among others, the fact that our loss reserves are based on estimates and may be inadequate to cover our actual losses; the uncertain effects of emerging claim and coverage issues on our business, including the effects of climate change; the geographic concentration of our business; an inability to obtain or collect on our reinsurance protection; a downgrade in the A.M. Best rating of our insurance subsidiaries; the impact of extensive regulation of the insurance industry and legislative and regulatory changes; a failure to realize our investment objectives; the effects of intense competition; the loss of one or more principal employees; the inability to acquire additional capital on favorable terms; a failure of independent insurance brokers to adequately market our products; and the effects of acts of terrorism or war.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included thereto.

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations. For the presentation of the years ended December 31, 2009 and 2008, we have presented certain summary results and ratios in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract. For more information about our stop loss contract, see Item 1 – “Business – Reinsurance.”

Management’s Overview

2009 Highlights

2009 Consolidated Results of Operations
•	Net income of $2,567
•	Net earned premiums of $75,358; $73,641 excluding the impact of the reversal of the stop loss contract
•	Catastrophe losses of $1,979
•	Unfavorable prior year reserve development of $1,555; prior year reserve development was $2,737 excluding the impact of the reversal of the stop loss contract
•	GAAP combined ratio of 103.1% or 99.7% before the impact of the stop loss on 2009 results
•	Pretax net investment income of $5,648
•	Net realized investment gains of $199

2009 Consolidated Financial Condition
•	Successful initial public offering in October 2009 raised $45,172 of capital
•	Total fixed maturity investments of $167,155
•	Total assets of $263,450
•	Repurchased 217,761 shares of our common stock at a total cost of $2,216 under our share repurchase program
•	Shareholders' equity of $100,048
•	Net book value per common share of $21.31

•
On April 22, 2009 Penn Millers Mutual adopted a plan of conversion to convert Penn Millers Mutual from the mutual to the stock form of organization, which was approved by our policyholders on October 15, 2009. Our public stock offering closed on October 16, 2009 and we issued 5,444,022 shares of Penn Millers Holding Corporation common stock at an initial price of $10.00 per share.

•
Our Employee Stock Ownership Plan (ESOP) purchased 539,999 of the shares in the offering, which was funded by a loan from Penn Millers Holding Corporation. We implemented the ESOP in order to more closely align our employees’ interests with those of our shareholders, and to promote an atmosphere of “ownership” and accountability within our organization.

•
In October 2009, our board of directors approved a Share Repurchase Program which authorized the repurchase of up to 5% of our issued and outstanding common stock. The share repurchases made in 2009 of 217,761 shares allowed us to buy back shares at attractive prices, return value to our shareholders, and provide liquidity for our shares in order to implement our stock incentive plan.

•	For the year ended December 31, 2009, we saw a year of lower catastrophic losses compared to 2008.

•	The lower losses, in conjunction with our decision to terminate relationships with several under-performing producers in our commercial business segment helped to improve our underwriting profit.

•	The net positive results on our investments for 2009 compared to 2008, contributed to our $9,946 increase in net income.

•
As described in more detail throughout this Management’s Discussion and Analysis, favorable prior year development on the 2008 accident year required us to reverse in 2009 the net favorable 2008 impact of ceding premiums and losses under our aggregate stop-loss reinsurance contract. Furthermore, lower 2009 incurred losses did not allow us to cede losses under the contract for the 2009 accident year. Without the negative impact of the reversal of the stop loss contract on our underwriting results in 2009, the favorable trends in our results would have been even greater.

2010 Expectations

•	For both our agribusiness and commercial business segments, we continue to emphasize that we will not compromise profitability for top line growth.

•	Competitive pressures in the marketplace are exerting downward pressure on our prices, which is currently affecting our writing of new and renewal business.

•	Our focus on underwriting discipline and rate adequacy in the midst of this soft market has resulted in our premium revenue growth being relatively modest and somewhat volatile.

•
We believe our plans for the expansion of our PennEdge product, our strategic alliances and our plan to grow our producer network will position us to take advantage of profitable growth opportunities in the future.

Principal Revenue and Expense Items

     We derive our revenue primarily from premiums earned, net investment income and net realized gains (losses) from investments.

     Gross and net premiums written

     Gross premiums written is equal to direct and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

     Premiums earned

     Premiums earned are the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2009, one-half of the premiums would be earned in 2009 and the other half would be earned in 2010.

     Net investment income and net realized gains (losses) on investments

     We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, equities and fixed maturity securities. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of a credit-related other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of fixed maturity securities is managed by an independent investment manager who has discretion to buy and sell securities in accordance with the investment policy approved by our board of directors. However, by agreement, our investment manager cannot sell any security without our consent if such sale would result in a net realized loss.

     Our expenses consist primarily of:

     Losses and loss adjustment expenses

     Losses and loss adjustment expenses (or LAE) represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

     Underwriting expenses

     Expenses incurred to underwrite risks are referred to as policy acquisition expenses and underwriting and administrative expenses. Policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Amortization of deferred policy acquisition costs, and underwriting and administrative expenses directly attributable to each segment are recorded in that segment directly. Underwriting and administrative overhead expense not specifically attributable to an individual segment is allocated to those segments based upon factors such as, employee head count, policy count, and premiums written.

     Income taxes

     We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation reserve is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

Key Financial Measures

 We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations. For the presentation of the years ended December 31, 2009 and 2008, we have presented certain summary results and ratios in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract.

 We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and loss adjustment expenses, underwriting expenses and combined ratios. We also measure profitability by examining underwriting income (loss) and net income (loss).

     Loss and loss adjustment expense ratio (loss ratio)

     The loss and loss adjustment expense ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned. We measure the loss ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and loss adjustment expenses for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

     Underwriting expense ratio (expense ratio)

     The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

     GAAP combined ratio

     Our GAAP combined ratio is the sum of the loss ratio and the expense ratio and measures our overall underwriting profit. If the GAAP combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

     Net premiums written to statutory surplus ratio

     The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures our exposure to pricing errors in our current book of business. The higher the ratio, the greater the impact on surplus should our pricing prove inadequate.

     Underwriting income (loss)

     Underwriting income (loss) measures the pre-tax profitability of our insurance segments. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in our consolidated statements of operations.

     Net income (loss) and return on average equity

     We use net income (loss) to measure our profit and return on average equity to measure our effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year. For the year ended December 31, 2009, return on average equity has been weighted to account for the days in 2009 we were a public company.

     Earnings per share

     Basic earnings per share is calculated by dividing income available to common shareholders for the period we were a public company by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes the shares of our ESOP that the Company has not yet committed to release to participants’ accounts.

 Net book value per share

     Net book value per share is calculated by dividing total shareholders’ equity by the shares outstanding at the end of the period. Prior to October 16, 2009 there were no shares outstanding for Penn Millers Holding Corporation.

     Results excluding the impact of our aggregate stop loss contract

     We have presented certain summary results and ratios in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract. Our ceded premiums and losses, and GAAP ratios have been significantly impacted by the reversal of the aggregate stop loss contract in 2009, and we have clarified the impact this accounting has had on our underlying results.

Critical Accounting Estimates

     General

     The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

     Losses and Loss Adjustment Expense Reserves

How reserves are established

     We maintain reserves for the payment of claims (incurred losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). Our loss reserves consist of case reserves, which are reserves for claims that have been reported to us, and reserves for “IBNR” which is comprised of estimated development of our case reserves and estimates of claims that have been incurred but have not yet been reported.

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

     In addition to case reserves, we maintain estimates of reserves for losses and loss adjustment expenses incurred but not reported. Some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment reserves includes significant estimates for IBNR.

     We utilize an independent actuary to assist with the estimation of our losses and LAE reserves each quarter. The actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below. Our management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. We may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

     We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amount payable. Our estimates of ultimate losses and loss adjustment expenses by line of business use the following actuarial methodologies:

Paid Loss Development Method — The Paid Loss Development Method utilizes historical loss payment patterns to estimate future losses. Estimates using this method are not affected by changes in case reserving practices that might have occurred during the review period, and may be understated as this method does not take into account large unpaid claims. This method is also susceptible to any changes in the rate of claim settlements or shifts in the size of claims settled.

     The actuary produces and reviews several indications of ultimate loss using this method based on various loss development factors (LDF) selections, such as:
•	2, 3, 4, and 5-Year Averages (straight averages and loss-weighted averages);

•	5-Year Average Excluding Highest and Lowest LDFs;

•	All-Year average (straight average and loss-weighted average); and

•	Selected LDF Pattern (LDFs are selected for each evaluation based on the actuary’s review of the historical development).

Incurred Loss Development Method — The Incurred Loss Development Method utilizes historical incurred loss (the sum of cumulative historical loss payments plus outstanding case reserves) patterns to estimate future losses. This method is often preferred over the paid method as it includes the additional information provided by the aggregation of individual case reserves. The resulting LDFs tend to be lower and more stable than those of the paid development method. However, the incurred development method may be affected by changes in case reserving practices and any unusually large individual claims. As with the Paid Loss Development Method, the actuary produces and reviews several indications of ultimate loss using this method based on various LDF selections.

Bornhuetter-Ferguson Method (Paid and Incurred) — The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses the selected loss development patterns from the Loss Development Methods to calculate the expected percentage of loss unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

Frequency/Severity Method — The Frequency/Severity Method combines estimates of ultimate claim counts and estimates of per claim ultimate loss severities to yield estimates of ultimate losses. Both the ultimate claim counts and ultimate severity are estimated using a loss development factor approach similar to the Incurred Loss Development Method. For this reason, the same considerations discussed in the Incurred Loss Development Method apply to this method as well. Ultimate claim counts and ultimate severities are multiplied together to produce an estimate of ultimate losses. This method is useful in more recent accident years where the data is not mature and is especially useful when loss development patterns are volatile or not well established.

     We estimate IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred by line of business as of the financial statement date. We then reduce the estimated ultimate losses and loss adjustment expenses by losses and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses for individual lines of business, or individual accident years within a line of business, will vary depending on the judgment of the actuary as to what is the most appropriate method for a line of business’ unique characteristics. Finally, we consider other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

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

     Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for losses and loss adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. We reflect adjustments to loss reserves in the results of operations in the period the estimates are changed.

	As of	As of
	December 31,	December 31,
	2009	2008
Case reserves	$55,258	$57,976
IBNR reserves	33,096	27,464
Net unpaid losses and LAE	88,354	85,440
Reinsurance recoverable on unpaid losses and LAE	18,356	22,625
Reserves for unpaid losses and LAE	$106,710	$108,065

     At December 31, 2009, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End
$78,154	$88,354	$91,086

     Our actuary developed a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserving process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the losses and LAE estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:
•	Historical industry development experience in our business lines;

•	Historical company development experience;

•	Trends in social and economic factors that may affect our loss experience, such as the impact of economic conditions on the speed in which injured workers return to their jobs;

•	The impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;

•	Trends and risks in claim costs, such as risk that medical cost inflation could increase, or that increasing unemployment rates can impact workers compensation claim costs;

•	The relatively small base of claims we have increases the risk that a few claims experiencing adverse development could significantly impact our loss reserve levels; and

•	The impact of changes in our net retention (i.e., changes in reinsurance) over the past few years on the potential magnitude of reserve development.

     Actuaries generally are required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of losses and LAE reserves, and the related range of anticipated losses. Because of the level of uncertainty impacting the estimation process, it is reasonably possible that different actuaries would arrive at different conclusions. The method of determining the reserve range has not changed and the reserve range generated by our actuary is consistent with the observed development of our loss reserves over the last few years.

     The width of the range in reserves arises primarily from those lines of business for which specific losses may not be known and reported for some period and for losses that may take longer to emerge. These long-tail lines consist mostly of casualty lines including general liability, products liability, umbrella, workers’ compensation, and commercial auto liability exposures. The ultimate frequency or severity of these claims can be very different than the assumptions we used in our estimation of ultimate reserves for these exposures. The high end of the reserve range is limited by our aggregate stop loss reinsurance contract that provides reinsurance coverage for the 2009 and 2008 accident years for loss and allocated loss adjustment expense from all lines of business in excess of a 72% loss and allocated loss adjustment expense ratio up to a 92% loss and allocated loss adjustment expense ratio. This reinsurance contract has been accounted for at December 31, 2009 as if it has been commuted because the estimated experience under the contract at this point in time would lead us to execute a commutation to recognize profit sharing under that contract. However, the contract does not require us to execute the commutation until on or before January 1, 2015. Therefore, we will keep the contract in effect until a later date to continue the stop loss reinsurance protection of future adverse development of reserves for the accident years 2008 and 2009. For additional information concerning the stop loss reinsurance contract, see Item 1 “Business – Reinsurance.”

     The following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of losses and LAE paid:
•	The rate of increase in labor costs, medical costs, material costs, and commodity prices that underlie insured risks;

•	Development of risk associated with our expanding producer relationships, new classes of business, and our growth in states where we currently have small market share;

•	Impact of unemployment rates on behavior of injured insured workers;

•	Impact of changes in laws or regulations;

•	Adequacy of current pricing in relatively soft insurance markets; and

•
Variability related to asbestos and environmental claims due to issues as to whether coverage exists, the definition of occurrence, the determination of ultimate damages, and the allocation of such damages to responsible parties.

     The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the year ended December 31, 2009 we exhibited unfavorable development of $1,555, of which $4,292 was related to the stop loss reversal, partially offset by favorable development of $2,737. For the year ended December 31, 2008 we experienced favorable development of $5,222.

     Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated our reserve for unpaid losses and LAE net of reinsurance at the end of 2000 at $29,476. As of December 31, 2009, that reserve was re-estimated at $38,315, which is $8,839, or 30.0%, higher than the initial estimate.

Lines of Business and Actuarial Range

     The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although the retentions of our per risk excess of loss reinsurance covering many of these lines of business is higher relative to 2007, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. As of December 31, 2009 and December 31, 2008, we had ceded reinsurance loss recoverable under this stop loss contract of $0 and $4,292, respectively, which is included in the net liabilities reported below. As of December 31, 2009, the actual 2009 and 2008 accident year loss ratios for business subject to the aggregate stop loss treaty were approximately 66% and 77%, respectively. For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.”

   The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of December 31, 2009 and December 31, 2008. A discussion of each major line of business will follow:

As of December 31, 2009

			Total	Actuarially Determined Range of Estimates
	Case Reserves	IBNR Reserves	Reserves	Low	High
Commercial auto liability	$9,115	$5,386	$14,501	$12,719	$14,681
Workers’ compensation	13,675	7,262	20,937	19,472	21,109
Commercial multi-peril	14,262	6,778	21,040	19,413	21,597
Liability	9,209	7,851	17,060	14,343	17,470
Fire & allied	3,546	1,244	4,790	3,927	4,920
Assumed	4,264	4,008	8,272	6,972	9,066
Other	1,187	567	1,754	1,308	2,243
Total net reserves	55,258	33,096	88,354	$78,154	$91,086

Reinsurance recoverables	8,261	10,095	18,356
Gross reserves	$63,519	$43,191	$106,710

As of December 31, 2008

			Total	Actuarially Determined Range of Estimates
	Case Reserves	IBNR Reserves	Reserves	Low	High
Commercial auto liability	$7,698	$4,214	$11,912	$11,116	$12,404
Workers’ compensation	11,108	4,489	15,597	14,870	16,395
Commercial multi-peril	16,696	6,381	23,077	22,420	24,062
Liability	9,840	7,689	17,529	15,447	18,235
Fire & allied	5,857	26	5,883	5,837	5,883
Assumed	5,027	4,517	9,544	8,207	10,810
Other	1,750	148	1,898	1,524	2,369
Total net reserves	57,976	27,464	85,440	$79,421	$90,158

Reinsurance recoverables	11,634	10,991	22,625
Gross reserves	$69,610	$38,455	$108,065

     As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined by the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -9% to +5%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -18% to +3% (fire & allied) to the narrowest being -5% to +3% (workers’ compensation). As shown in the table below, since 2003 the variance in our originally estimated loss reserves has ranged from 2% deficient to 10% redundant.

Recent Variabilities of the Liability for Unpaid Losses and LAE, Net of Reinsurance Recoverables

	2003	2004	2005	2006	2007	2008
As originally estimated	$48,072	$55,804	$61,032	$69,316	$77,229	$85,440
As estimated at December 31, 2009	48,918	53,575	58,891	62,422	70,030	86,995

Net cumulative redundancy (deficiency)	$(846)	$2,229	$2,141	$6,894	$7,199	$(1,555)

% redundancy (deficiency)	(1.8)%	4.0%	3.5%	9.9%	9.3%	(1.8)%

     The table below summarizes the impact on equity from changes in estimates of unpaid losses and LAE reserves as of December 31, 2009:

Reserve Range for Unpaid	Aggregate Loss and	Percentage Change
Losses and LAE	LAE Reserve	in Equity (1)
Low End	$78,154	6.7%
Recorded	$88,354	—
High End	$91,086	(1.8)%

(1) Net of tax

     If the losses and LAE reserves were recorded at the high end of the actuarially-determined range, the losses and LAE reserves would increase by $2,732. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2009 by $1,803. If the losses and LAE reserves were recorded at the low end of the actuarially-determined range, the losses and LAE reserves at December 31, 2009 would be reduced by $10,200, with corresponding increases in net income and equity of $6,732.

     If the losses and LAE reserves were to adversely develop to the high end of the range, approximately $2,732 of anticipated future payments for the losses and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

Specific considerations for major lines of business

Commercial Multi-Peril

     At December 31, 2009, the commercial multi-peril line of business had recorded reserves, net of reinsurance, of $21,040, which represented 23.8% of our total net reserves. This line of business includes both property and liability coverage provided under a business owner’s policy. This line of business can be prone to adverse development arising from delayed reporting of claims and adverse settlement trends related to the liability portion of the line. No adjustment has been made to the actuarially selected estimate for this line. While management has not identified any specific trends relating to additional reserve uncertainty on prior accident years, a declining economic climate and unfavorable changes to the legal environment could lead to the filing of more claims for previously unreported losses.

Workers’ Compensation

     At December 31, 2009, our workers’ compensation line of business had recorded reserves, net of reinsurance, of $20,937, or 23.7% of our total net reserves. This reserve is $525, or 2.6%, above the actuarially selected estimate. In addition to the uncertainties associated with the actuarial assumptions and methodologies described above, the workers’ compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, medical treatment options and duration, changes in overall economic conditions, and company specific initiatives. Initiatives to limit the long term costs of workers’ compensation claims costs, such as return to work programs, can be adversely impacted by poor economic conditions when there are fewer jobs available for injured workers.

Liability

     At December 31 2009, our liability line of business had recorded reserves, net of reinsurance of $17,060, which represented 19.3% of our total net reserves. This line of business includes general liability, products liability, and umbrella liability coverages. This reserve is $650, or 4.0%, above the actuarially selected estimate. This line can be prone to volatility and adverse development. In particular, many claims in these coverages often involve a complex set of facts and high claim amounts, and litigation often takes place in challenging court environments.

Commercial Automobile Liability

     At December 31, 2009, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,501, which represented 16.4% of our total net reserves. This reserve is $525, or 3.8%, above the actuarially selected estimate. This line of business is similar to workers’ compensation in that the reporting of claims is generally timely but understanding the true extent of the liability can be difficult to estimate, both at the claim level and in aggregate. The gathering of important information can be delayed due to a slow legal discovery process. Also, uncertainty about the true severity of injuries and unpredictability of medical cost inflation can make reserving for specific claims a challenge. Medical cost inflation and evolving legal environments can also invoke uncertainty into the process of estimating IBNR.

Fire and Allied

     At December 31, 2009, our fire and allied lines of business had recorded reserves, net of reinsurance, of $4,790, which represented 5.4% of our total net reserves. These lines of business comprise a substantial amount of the property exposures that we insure. Our allied lines of business covers losses primarily from wind, hail, and snow. No adjustment has been made to the actuarially selected estimate for this line. Favorable or unfavorable development can occur on specific claims based on changes in the cost of building materials, refinement of damage assessments, and resolution of coverage issues; and as opportunities for salvage and subrogation are investigated.

Assumed

     At December 31, 2009, our assumed lines of business had recorded reserves, net of reinsurance, of $8,272, which represented 9.4% of our total net reserves. This reserve is $300, or 3.8%, above the actuarially selected estimate. These lines comprise the majority of our other segment, with the reserves mostly attributable to a Munich Re America reinsurance pool, in which we terminated our participation in 1986, and the mandatory assumed risk pools in which we are required to participate in the states we do business. The case reserves for these pools are established based on amounts reported to us by the ceding parties. The IBNR is estimated based on observed development trends using the various methodologies described earlier. The exposures within these pools include long tail lines such as workers’ compensation, auto liability, general liability, and products liability; and also include asbestos exposures. Development can occur in these reserves due to such factors as the changing legal environment, the economic climate, and medical cost inflation. In addition, we are dependent on information from third parties which can make it difficult to estimate the IBNR for this business.

   Investments

     Our fixed maturity and equity securities investments are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

     The fair value and unrealized losses for our securities that were temporarily impaired as of the years ended December 31, 2009 and December 31, 2008 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

December 31, 2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	$30	$—	$—	$5,965	$30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage- backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	$423	$5,964	$138	$47,782	$561

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

December 31, 2008:
State and political subdivisions	$2,934	$56	$515	$54	$3,449	$110
Commercial mortgage-backed securities	2,203	297	1,645	373	3,848	670
Corporate securities	10,732	1,008	9,907	1,083	20,639	2,091
Total temporarily impaired securities	$15,869	$1,361	$12,067	$1,510	$27,936	$2,871

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

     At December 31, 2009 and December 31, 2008, we had gross unrealized losses on fixed maturity securities of $561 and $2,871, respectively. We have evaluated each security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing portfolio are most likely attributable to the current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our fixed maturity portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.

     We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other-than-temporary. When assessing whether the amortized cost basis of a fixed maturity security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If we determine that we intend to sell the securities that have experienced a decline in fair value below cost, or that it is more likely than not that we will be required to sell the securities prior to recovering their amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings. If we conclude based on our analysis that there is a credit loss, and we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the securities, the amount of the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax.

     In 2009, we determined that one security in our portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security, which resulted in a pre-tax other-than-temporary impairment in 2009 of approximately $197. For the year ended December 31, 2008, we recorded pre-tax charges to income of $2,922 for securities that we determined were other-than-temporarily impaired. Our net realized investment losses of $702 in 2007 included pre-tax impairment charges of $620 recognized as a result of other-than-temporary declines in fair values. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

    The fair value estimates of our investments provided by the independent pricing service at December 31, 2009 and 2008 were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. As of December 31, 2009, all of our fixed maturity investments were priced using this one primary service.

    Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2009, 2008 and 2007, and no adjustments were made to the estimates provided by the pricing service for the years ended December 31, 2009, 2008 and 2007. The classification within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures, is then confirmed based on the final conclusions from the pricing review.

     Deferred Policy Acquisition Costs

     Certain direct policy acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with, and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2009, 2008 and 2007, deferred policy acquisition costs and the related unearned premium reserves were as follows:

	December 31,
	2009	2008	2007
Agribusiness segment
Deferred policy acquisition costs	$6,386	$5,981	$6,429
Unearned premium reserves	$28,727	$27,352	$27,552

Commercial business segment
Deferred policy acquisition costs	$3,665	$4,616	$4,579
Unearned premium reserves	$14,577	$17,957	$19,021

Other
Deferred policy acquisition costs	$2	$4	$6
Unearned premium reserves	$9	$13	$22

Total
Deferred policy acquisition costs	$10,053	$10,601	$11,014
Unearned premium reserves	$43,313	$45,322	$46,595

     The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

     Income Taxes

     We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation reserve is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

    We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. We evaluate the recoverability of deferred tax assets by taking into account the future taxable income of the legal entity that generated the deferred tax asset. Any changes in estimated future taxable income may require us to change our estimated valuation reserve against our deferred tax assets.

     As of December 31, 2009, 2008 and 2007, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2006 through 2009 were open for examination as of December 31, 2009.

     We had gross deferred tax assets of $10,206 at December 31, 2009 and $11,110 at December 31, 2008. We are required to establish a valuation reserve for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2009 and at December 31, 2008, we are carrying a valuation reserve associated with our 2008 realized capital losses of $0 and $1,026, respectively. In the third quarter of 2009, we determined that as a result of improvement in the credit markets, which generated unrealized capital gains in our available for sale debt securities, and our reevaluation of asset allocations in our investment portfolio, it was more likely than not that we would realize our deferred taxes related to capital loss carryforwards; and therefore, we reversed the valuation reserve we had established for these carryforwards due to our current intention to accelerate the reversal of the deferred tax liability associated with these unrealized gains on debt securities via sale of these securities.

     For state income tax return purposes, we had $629 and $571 of deferred tax assets associated with state income tax net operating loss (NOL) carryforwards for the years ended December 31, 2009 and 2008, respectively that will completely expire if unused by 2029. The amount and timing of realizing the benefit of state NOL carryforwards depends on future state taxable income and limitations imposed by tax laws. After considering the potential of our ability to generate sufficient state taxable income in the future in order to utilize these state NOLs, we have determined that is not more likely than not that we will be able to do so. Accordingly, we have established a valuation reserve of $629 and $571 for the years ended December 31, 2009 and 2008, respectively to reflect our determination that we will not realize the benefit of these state NOLs in the future.

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

     The discount rate is used to value, on a present basis, our pension benefit obligation as of the balance sheet date. The same discount rate is also used in the interest cost component of the pension benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumptions are determined annually with assistance from our actuary based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds (rated Aa or higher by an accepted rating agency) with terms similar to our estimated future pension distributions. This discount rate can change from year to year based on market conditions that impact corporate bond yields, and is reasonably likely to change in the future. In conjunction with the pension freeze (described below), we modified our discount rate assumption as of September 30, 2009 from 6.16% to 5.89%. The discount rate was subsequently lowered to 5.84% as of December 31, 2009.

     In connection with our public offering, in July 2009 our board of directors approved a resolution to freeze the future accrual of benefits under our defined benefit pension plan effective October 31, 2009. On August 1, 2009, the pension plan administrator authorized the plan freeze, whereby all participants’ accrued benefits under the plan were frozen as of October 31, 2009. We have recorded an estimated curtailment benefit of $1,659 pre-tax, or $1,095 after-tax, which has been reflected in other comprehensive income (loss). The aforementioned reductions in the discount rate assumption partially offset the curtailment benefit by $717 pre-tax, or $473, after-tax.

     The expected long-term rate of return on plan assets is applied in the determination of periodic pension benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, actual returns of various major indices, and our own historical investment returns. If any of these variables materially change in the future, our assumption is reasonably likely to change. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 60% in equity securities and 40% in long duration fixed maturity securities. We review our asset allocation at least annually and make changes when considered appropriate. In 2009, we did not change our expected long-term rate of return from the 7.5% used in 2008. Our pension plan assets are valued at actual fair value as of the measurement date.

     Pension expense for 2009 would have increased approximately $24 if our expected return on plan assets were one half of one percent lower. The benefit obligation at December 31, 2009 would have increased by approximately $499 if our assumed discount rate were one half of one percent lower. We believe that a one half of one percent change in the discount rate and/or the return on plan assets has a reasonable likelihood of occurrence. However, actual results could differ significantly from this estimate.

     Further information on our pension and other employee benefit obligations is included in Note 10 of the notes to our consolidated financial statements under Part II Item 8 – “Financial Statements and Supplementary Data.”

     To the extent our defined benefit pension plan and SERP are underfunded, we will continue to make contributions to these plans. As of December 31, 2009, our defined benefit pension plan and SERP were underfunded by $2,112 and $1,679, respectively. The amount of our future contributions will vary and is subject to a number of factors, including, the performance of the plans’ investments, interest rates, and the ongoing determinations of the Internal Revenue Service in regard to pension plan funding requirements.

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

    The major components of operating revenues and net income (loss) are as follows:

	For the Years Ended
	December 31,
	2009	2008	2007
Revenues:
Premiums earned:
Agribusiness	$45,289	$45,298	$40,245
Commercial Business	28,961	31,805	29,260
Other	1,108	1,634	1,465
Total premiums earned	75,358	78,737	70,970
Investment income, net of investment expense	5,648	5,335	5,324
Realized investment gains (losses), net	199	(5,819)	(702)
Other income	223	411	508
Total revenues	$81,428	$78,664	$76,100
Components of net income (loss):
Underwriting (loss) income:
Agribusiness	$1,985	$313	$441
Commercial Business	(4,509)	(5,046)	(1,913)
Other	175	288	(998)
Total underwriting losses	(2,349)	(4,445)	(2,470)
Investment income, net of investment expense	5,648	5,335	5,324
Realized investment gains, (losses), net	199	(5,819)	(702)
Other income	223	411	508
Corporate expense	(429)	(770)	(506)
Interest expense	(22)	(184)	(125)
Other expense, net	(209)	(365)	(184)
Income (loss) from continuing operations, before income taxes	3,061	(5,837)	1,845
Income tax (benefit) expense	(346)	(1,378)	396
Income (loss) from continuing operations	3,407	(4,459)	1,449
Discontinued operations:
Income (loss) from discontinued operations, before income taxes	39	(3,090)	(489)
Income tax expense (benefit)	879	(170)	(126)
(Loss) income from discontinued operations	(840)	(2,920)	(363)

Net income (loss)	$2,567	$(7,379)	$1,086
GAAP ratios:

Loss and loss adjustment expense ratio	70.0%	72.9%	70.1%
Underwriting expense ratio	33.1%	32.8%	33.3%
Combined ratio	103.1%	105.7%	103.4%

Consolidated Premiums Written and Premiums Earned

     The components of premiums written and earned, for the years ended December 31, 2009, 2008 and 2007 are as follows:

Consolidated	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$88,356	$90,331	$94,985	$96,239	$94,073	$90,796
Assumed	873	876	1,379	1,387	1,203	1,215

Ceded – Stop loss contract	1,717	1,717	(3,322)	(3,322)	—	—
Ceded – All other	(17,300)	(17,566)	(15,675)	(15,567)	(21,157)	(21,041)
Net	$73,646	$75,358	$77,367	$78,737	$74,119	$70,970

     Net premiums earned decreased $3,379, or 4.3% in 2009 compared to 2008 primarily due to:

▪
Consolidated direct premiums earned declined $5,908 primarily from a decline in direct premiums earned in our commercial business segment of $5,675. This decline primarily resulted from our decision to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers.

▪
According to our stop loss contract with our reinsurers, if losses are ceded additional ceded premiums are accrued at 20% of the ceded losses. In 2008, an unusually high level of property losses, both catastrophe and non-catastrophe related, resulted in losses and additional reinsurance premiums being ceded to the reinsurers under the stop loss contract. As a result of the loss recoverable under the stop loss contract, we recorded $3,322 of ceded premium under the stop loss for 2008.

▪
The stop loss reinsurance contract contains a profit sharing provision such that if the net profit to the reinsurers for 2008 and 2009 combined exceeds approximately $1,605, any profit above that amount will be returned to us provided that on or before January 1, 2015 we agree to a commutation whereby the reinsurers are released from any and all past, current and future liabilities under the stop loss contract. At December 31, 2009, profit to the reinsurers under the stop loss reinsurance contract for 2008 and 2009 combined is estimated to be $2,004. Accordingly, we have accrued a profit sharing refund of $399 at December 31, 2009. The accounting for this anticipated profit sharing and commutation reverses the losses and additional premiums ceded recorded in 2008 and accrues the profit sharing as reduced ceded premiums in 2009. The effect on ceded written and earned premiums related to the stop loss in 2009 is to have cumulative ceded premiums under the contract equal the $1,605 maximum profit to the reinsurers under the commutation. For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.”

▪
Increases in ceded premiums written of $1,625 on our underlying reinsurance program are due to decreased retentions and increased rates in 2009. Excess of loss ceded premiums written and earned in our agribusiness segment increased $1,774 in 2009 compared to 2008.

o	In 2009, we lowered our participation rate on our per-risk reinsurance treaty:
•	Losses between $500 and $1,000 are retained at 52.5% in 2009 versus our 75% retention rate in 2008.
•	Losses between $1,000 million and $5,000 are retained at 0% in 2009 versus our 25% retention rate in 2008.

    Net premiums earned increased 10.9% for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

▪	Increases in direct premiums written during 2007 and 2008 from growth which was partially offset by:

▪	Ceded premiums earned under the stop loss reinsurance contract for 2008 of $3,322;

▪	And offset by a decrease in all other ceded premiums earned of approximately $5,474 in 2008 compared to 2007, primarily from a change in our reinsurance program for 2008 whereby we retained more of our losses above $500 and reduced our ceded premiums.

    Net Investment Income

    The following table sets forth our average invested assets and investment income for the reported periods:

	For the Years Ended
	December 31,
	2009 (1)	2008	2007
Average cash and invested assets	$147,425	$135,093	$131,484
Pre-tax net investment income	5,648	5,335	5,324
Average pre-tax return on average cash and invested assets (1)	3.8%	3.9%	4.0%

(1)
Our initial public offering on October 16, 2009 increased our cash and invested assets on that date by $45,666. Accordingly, we have weighted the average cash and invested assets for 2009 to account for the days in 2009 we were a public company.

    Net investment income increased from $5,335 in 2008 to $5,648 in 2009. The increase in the period is primarily attributable to higher balances of available for sale securities arising from operating cash flows and the proceeds of our public offering, which were partially offset by the impact of declining interest rates and lower dividend income in 2009.

    Net investment income increased $11 for the year ended December 31, 2008 compared to 2007. The increase is attributable to an increase in the average invested assets of $3,609, which was mostly offset by the impact of declining interest rates.

Realized Investment Gains (Losses), Net

    For the year ended December 31, 2009 we had net realized investment gains of $199, which includes a pre-tax other-than-temporary impairment loss on one security of approximately $197.

    The $5,819 of realized investment losses in 2008 was primarily attributable to other-than-temporary impairments of $2,922 and net losses on sales of equity investments of $2,827. In December 2008, we decided to liquidate our investments in equity securities in order to protect our capital position from the risk of further declines in the fair value of equity securities.

    Our net realized investment losses of $702 in 2007 included pre-tax impairment charges of $620 recognized as a result of other-than-temporary declines in fair values.

 Other Income

    Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $223 and $411 for the years ended 2009 and 2008, respectively. The decline in other income is due primarily to lower returns on COLI policies. The $97 decline in other income for 2008 compared to 2007 is due to a lower rate of investment return on the COLI policies.

Consolidated Underwriting (Loss) Income

    As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratios, written premiums and discussion of our results that exclude the impact of our aggregate stop loss contract.

    Underwriting (loss) income measures the pre-tax profitability of our insurance segments. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our consolidated statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expenses, which impact underwriting profitability.

  Losses and Loss Adjustment Expenses

    The components of incurred losses and LAE and the loss and LAE ratio in 2009, 2008 and 2007 are as follows:

	For the Years Ended
Consolidated	December 31,

	2009	2008	2007

Net premiums earned	$75,358	$78,737	$70,970

Incurred losses and LAE:
Losses	$49,220	$62,022	$52,435
Catastrophe losses	1,979	4,882	1,986
Stop loss ceded	4,292	(4,292)	-
Prior year development (1)	(2,737)	(5,222)	(4,638)
Total incurred losses and LAE	$52,754	$57,390	$49,783

Loss and LAE ratios:
Losses	65.3%	78.8%	73.8%
Catastrophe losses	2.6%	6.2%	2.8%
Stop loss ceded	5.7%	(5.5)%	0.0%
Prior year development (1)	(3.6)%	(6.6)%	(6.5)%
Total Loss and LAE ratio	70.0%	72.9%	70.1%

(1)	2009 Prior year development excludes the impact of the stop loss reversal.

    Our loss and loss adjustment expense (LAE) ratio was 70.0% for the year ended December 31, 2009, compared to 72.9% in 2008. Losses and LAE was $52,754 and $57,390 for the years ended December 31, 2009 and 2008, respectively.

▪
The decrease in total losses and LAE in 2009 as compared to 2008 of $4,636 is primarily due to a significantly lower level of large loss activity in 2009, particularly as it relates to property losses. In addition to reduced severity, we observed some moderate declines in new claim frequency in 2009.

▪	This lower level of claim activity included a decline in catastrophe losses of $2,903 in 2009 compared to 2008.

    The net unfavorable development for 2009 of $1,555 is due to the $4,292 stop loss reversal on ceded losses that impacted all lines of business. Excluding the impact of the stop loss reversal, the net favorable development of $2,737 was primarily attributable to:

▪	Favorable loss development in the fire and allied (approximately $1,659) resulting from favorable settlements on prior years’ claims.

▪
Favorable loss development in the commercial multi-peril (approximately $1,812) lines attributable to lower level emergence of incurred losses, relative to expectations, for the 2007 and 2008 accident years.

▪
The favorable development in these lines was partly offset by unfavorable development of approximately $1,501 in our workers’ compensation line due to a higher level of incurred loss emergence relative to expectations for the 2008 and 2007 accident years.

    Our loss and LAE ratio increased to 72.9% in 2008, compared to 70.1% for the same period in 2007, primarily due to:

▪	Higher catastrophe losses of $4,882 for 2008, compared to $1,986 for 2007;

▪	Increases in other non-catastrophe property losses and increased automobile and liability losses; and

▪	Our higher reinsurance retention, which led to more retained losses.

    Net favorable prior year loss development was $5,222 in 2008, compared to $4,638 in 2007. The development in 2008 is primarily attributable to:

▪
Favorable loss development in the fire and allied line of $2,229 resulting from prior years’ claims settling for less than originally estimated. Many of our policies have high property exposures for which reported claims often require an extended amount of time to evaluate the claim due to the complexity in determining the value of the building and contents loss;

▪	Favorable development in our workers’ compensation line of $1,652 due to the general observation of declines in claims severity on prior accident years; and

▪	Favorable development of $1,124 in our commercial lines of business due to the general observation of declines in claims severity on prior accident years.

Underwriting Expenses

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

    The underwriting expense ratio was 33.1% for 2009, compared to 32.8% for 2008; an increase of 30 basis points.  The increase in the expense ratio is primarily due to:

▪
In 2008, the retentions on our excess of loss reinsurance program were significantly higher than they are in 2009. The lower amount paid for reinsurance in 2008 allowed us to retain more earned premium, which led to a lower underwriting expense ratio in 2008.

▪
In 2009, the combination of higher reinsurance costs (and therefore lower earned premium) and an overall decline in direct earned premium from our reduction of unprofitable business in our commercial business segment has caused this underwriting expense ratio to increase, with partially offsetting lower loss and LAE ratios.

▪	Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, was $25,382 for the year ended 2009 and $26,562 for the year ended 2008.

o	Amortization of deferred policy acquisition costs decreased $1,698 for 2009 as compared to 2008, as a result of the previously described decrease in earned premiums.

o
Underwriting and administrative expenses increased $518 primarily from increased compliance costs in preparing to become a public company and increased employee incentive costs based on company results.

    The underwriting expense ratio declined from 33.3%, for the year ended December 31, 2007, to 32.8% for the year ended December 31, 2008 due to the increase in underwriting expenses relative to the larger increase in net premiums earned.

▪	Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, increased $2,399 in 2008; 9.9% higher than in 2007.

▪
This increase is the result of a $1,151 increase in amortization of deferred policy acquisition costs resulting from a 6.0% increase in direct premiums earned and an increase in underwriting and administrative expense of $1,248 primarily from product development costs incurred in 2008 associated with the roll-out of our PennEdge product in early 2009.

Interest Expense

▪
Interest expense was $22 for the year ended 2009, as compared to $184 for the year ended 2008. The decrease of $162 for the period is primarily due to the 2009 reversal of interest expense on our aggregate stop loss reinsurance contract. For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.”

▪
Interest expense for the year ended 2008 was $184 compared to $125 for the year ended 2007. The increase was primarily due to accrued interest on funds withheld related to the aggregate stop loss reinsurance contract, which we entered into effective January 1, 2008.

Other Expense

    Other expense is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums.

▪
Other expense was $209 for the year ended 2009 and $365 for the year ended 2008. The decrease of $156 for the period is due primarily to higher levels of write-offs and aging of receivables in 2008 as compared to 2009, the positive impact of which we attribute to our decision to withdraw from certain unprofitable classes of business.

▪	Other expense increased $181 in 2008 as compared to 2007, primarily due to increased write-offs and aging of receivables.

Income (Loss) from Continuing Operations, before Income Taxes

    For the year ended 2009, we had pre-tax income from continuing operations of $3,061 compared to a pre-tax loss of $5,837 for the year ended 2008. This net increase was primarily attributable to:

▪	Realized losses of $5,819 recognized in 2008, resulting from an other-than-temporary impairment charge of $2,922 on our equity portfolio and losses on sales of equity investments of $2,827;

▪
Lower losses and LAE in 2009 from a significantly lower level of large losses, particularly relating to property losses. In addition to reduced severity, we observed some moderate declines in new claim frequency in 2009. There was a decline in catastrophe losses in 2009 compared to 2008.

▪
The favorable effects of these items were offset by the reversal of our stop loss on ceded losses in 2009. The net cost of the stop loss contract in 2009 was $2,489, as compared to a net benefit of $884 in 2008.

    For the year ended December 31, 2008 we had a pre-tax loss from continuing operations of $5,837 compared to pre-tax income of $1,845 in 2007. This decrease was largely attributable to the increase in catastrophe and non-catastrophe weather-related losses in 2008 and realized losses from other-than-temporary impairments and the sales of equity securities in 2008.

Income Tax (Benefit) Expense

▪
For the year ended 2009, the income tax benefit for continuing operations was $346, or an effective rate of (11.3)%. The 2009 provision for income taxes includes a reversal of our deferred tax valuation reserve of $1,026 from 2008, as we have determined that it is more likely than not that we will be able to realize the full benefit of our deferred tax assets related to our capital losses.

▪
For the year ended 2008, the income tax benefit for continuing operations was $1,378 of income tax benefit, or an effective rate of 23.6%, compared to $396 of income tax expense, or an effective rate of 21.5% for the year ended 2007. The 2008 provision for income taxes included expense associated with a valuation reserve of $1,026 attributable to our capital losses for which it was considered at that time to be more likely than not that we would not realize a tax benefit.

Net (Loss) Income from Discontinued Operations

    Net (loss) income from discontinued operations includes the results related to our agency operations at Eastern Insurance Group and our technology consulting firm, Penn Software. The sale of the net assets of Penn Software was completed in July 2008, and the sale of the net assets of Eastern Insurance Group was completed in February 2009.

▪
For the year ended 2009, the net loss from discontinued operations of $840 includes a provision for income taxes of $879, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis.

▪	For the year ended 2008, the net loss from discontinued operations includes a goodwill impairment charge related to Eastern insurance Group of $2,600 after-tax.

▪
For the year ended 2007, the net loss from discontinued operations of $363 included an after-tax charge of $438 for executive severance related to the agency operations, and an after-tax goodwill impairment of $106 for Penn Software.

Net Income (Loss)

    For year ended 2009, we had net income of $2,567 compared to a net loss of $7,379 for 2008. As described above, the overall increase of $9,946 was primarily attributable to:

▪	Lower realized investment losses in 2009 as compared to 2008 of $6,018;

▪	A lower net loss from discontinued operations of $2,080;

▪	Lower losses and LAE in 2009 of $4,636;

▪	Lower amortization of deferred policy acquisition costs of $1,698;

▪	A favorable tax benefit of $1,026 recorded in 2009;

▪	The favorable items listed above were offset by lower earned premium in 2009 of $3,379.

    For the year ended December 31, 2008, we had a net loss of $7,379 compared to net income of $1,086 for 2007. This decline in net  income is primarily attributable to:

▪	The change in net realized investment gains (losses) of $(5,117);

▪	An increase in our losses and loss adjustment expenses of $7,607;

▪	The loss from discontinued operations of $2,920 in 2008;

▪	The amounts listed above were partially offset by increased earned premium in 2008 compared to 2007 of $7,767.

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

Agribusiness

  The results of our agribusiness segment were as follows:

	For the Years Ended December 31,
	2009	2008	2007

Direct premiums written	$58,675	$57,281	$55,965
Net premiums written	46,787	45,110	41,402

Revenues:
Net premiums earned	$45,289	$45,298	$40,245
Other income	31	182	245
Total revenues(1)	$45,320	45,480	40,490

Operating income (loss):
Underwriting income	$1,985	$313	$441
Other income	31	182	245
Interest & other expenses	(35)	(202)	(77)

Total operating income	$1,981	$293	$609

Loss and loss expense ratio	65.5%	68.7%	67.9%
Underwriting expense ratio	30.1%	30.6%	31.0%
GAAP combined ratio	95.6%	99.3%	98.9%

(1)
Revenues exclude net realized investment gains (losses) and net investment income. Operating income equals pre-tax net income from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

  Agribusiness Segment: Premiums Written and Premiums Earned

    The components of premiums written and earned, for the years ended December 31, 2009, 2008 and 2007 of our agribusiness segment are as follows:

Agribusiness	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$58,675	$57,280	$57,281	$57,500	$55,965	$55,076
Ceded – Stop Loss Contract	615	615	(1,548)	(1,548)	—	—
Ceded – All other	(12,503)	(12,606)	(10,623)	(10,654)	(14,563)	(14,831)

Net	$46,787	$45,289	$45,110	$45,298	$41,402	$40,245

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

    Direct premiums written increased from $57,281 for the year ended December 31, 2008 to $58,675 for the same period of 2009. The changes in direct premiums written for the period reflect slightly lower retention rates in 2009 as we continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. However, we have been able to offset this reduced retention by winning new customers who are seeking a carrier with a stronger financial position or better service levels than their current carrier can provide.

    Effective January 1, 2009, we modified our excess of loss reinsurance program and retained less of our losses as compared to 2008, which resulted in an increase in ceded premiums written and earned of $1,774 for 2009, as compared to 2008. The reversal of the stop loss had the effect of reducing ceded premiums for 2009 as compared to 2008. For the year ended 2009, our agribusiness segment benefitted from a net reversal of stop loss ceded premiums of $615, while the segment recognized ceded premiums of $1,548 in 2008. For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.” The total net decrease in ceded premiums written for 2009 of $283, when added to the $1,394 increase in direct premiums written for the same period, resulted in growth of net premiums written of $1,677 for 2009 as compared to 2008. Net premiums earned were $45,289 and $45,298 for the years ended 2009 and 2008, respectively.

    Direct premiums written increased 2.4% for the year ended December 31, 2008 compared to 2007. Effective January 1, 2008, we modified our reinsurance program by retaining more of our losses above $500, which resulted in a decrease in ceded premiums written. The 2.4% increase in gross premiums written for 2008, combined with the reduction in ceded premiums, resulted in net premiums written increasing by 9.0% for the year ended December 31, 2008 compared to 2007. As a result, growth in net premiums written in 2007 and 2008 continued to drive the growth in net premiums earned in 2008, in which net premiums earned increased by 12.6% compared to 2007.

Agribusiness Segment: Underwriting Income

    The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expense, which impact underwriting profitability:

Losses and Loss Adjustment Expenses and Loss and LAE ratio

    The components of incurred losses and LAE and the loss and LAE ratio in 2009, 2008 and 2007 in our agribusiness segment are as follows:

	For the Years Ended
Agribusiness	December 31,

	2009	2008	2007

Net premiums earned	$45,289	$45,298	$40,245

Incurred losses and LAE:
Losses	$29,843	$32,023	$29,968
Catastrophe losses	1,758	4,485	1,609
Stop loss ceded	568	(568)	-
Prior year development (1)	(2,515)	(4,803)	(4,264)
Total incurred losses and LAE	$29,654	$31,137	$27,313

Loss and LAE ratios:
Losses	65.9%	70.7%	74.5%
Catastrophe losses	3.9%	9.9%	4.0%
Stop loss ceded	1.3%	(1.4)%	0.0%
Prior year development (1)	(5.6)%	(10.6)%	(10.6)%
Total Loss and LAE ratio	65.5%	68.7%	67.9%

(1)	2009 prior year development excludes the impact of the stop loss reversal.

    Our agribusiness segment incurred $29,654 of losses and LAE for the year ended 2009, as compared to $31,137 of losses and LAE for the year ended 2008. The decrease of $1,483 was primarily the result of:

•
$2,727 of lower incurred catastrophe losses in 2009, which were partially offset by a lower level of favorable prior year development in 2009 as compared to 2008 of $2,856 (excluding the impact of the stop loss reversal on ceded losses).

•
The reversal of the stop loss in the third quarter of 2009 resulted in $568 of ceded incurred losses being reversed for the agribusiness segment, compared to ceded losses incurred of $568 that were recognized in 2008. For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.”

    Losses and LAE increased $3,824 for the year ended December 31, 2008, 14.0% higher than in 2007. The increase in losses and loss adjustment expenses was primarily driven by growth in insured exposures, non-catastrophe weather related losses, increased automobile and liability losses, and the increase in the reinsurance retention for 2008. Catastrophe losses were $4,485 in 2008, compared to $1,609 in 2007. The increase in losses and LAE was partially offset by favorable prior year losses and LAE development of approximately $4,803 in 2008, compared to $4,264 in 2007.

   Agribusiness Underwriting Expenses and GAAP Combined Ratio

    Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $13,650 for the year ended 2009 as compared to $13,848 for the same period in 2008, a decrease of $198. This decrease in underwriting expenses was due to lower amortization of deferred policy acquisition cost as a result of the relatively flat growth in premiums earned in 2009. This decrease relative to the smaller decrease in net premiums earned resulted in the underwriting expense ratio decreasing slightly from 30.6% for 2008 to 30.1% for 2009.

    This decrease in the underwriting expense ratio, when added to the decline in the loss and LAE ratio, resulted in our combined ratio in our agribusiness segment decreasing from 99.3% for 2008 to 95.6% for 2009.

    Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, increased by $1,357 in 2008, a 10.9% increase from 2007. The increase is due to increased amortization of deferred policy acquisition costs associated with the growth in premiums earned in 2008. This increase in underwriting expenses relative to the larger increase in net premiums earned resulted in the underwriting expense ratio declining from 31.0% for 2007 to 30.6% for 2008. This decline in the underwriting expense ratio was insufficient to offset the increase in losses and loss adjustment expense during 2008 primarily caused by the $2,876 increase in catastrophe losses. As a result, our combined ratio rose from 98.9% for 2007 to 99.3% for the same period in 2008.

Agribusiness Segment – Lines of Business

     The following table sets forth the direct premiums written, net premiums earned, and calendar year loss and LAE ratios reported for our agribusiness segment by line of business:

	For the Years Ended
Agribusiness	December 31,
	2009	2008	2007
Direct Premiums Written:
Property	$21,394	$20,831	$20,263
Commercial Auto	13,025	12,919	14,055
Liability	10,595	9,615	8,635
Workers’ Compensation	7,950	8,064	7,394
Other	5,711	5,852	5,618
Total	$58,675	$57,281	$55,965

Net Premiums Earned:
Property	$16,546	$16,412	$13,772
Commercial Auto	11,632	12,119	11,859
Liability	9,196	8,795	7,540
Workers’ Compensation	7,238	7,310	6,394
Other	677	662	680
Total	$45,289	$45,298	$40,245

Loss and Loss Adjustment Expense Ratios:
Property	70.8%	86.1%	84.9%
Commercial Auto	72.8%	41.9%	48.5%
Liability	52.3%	90.1%	102.6%
Workers’ Compensation	63.3%	51.4%	54.2%
Other	11.2%	37.7%	(196.2)%
Total	65.5%	68.7%	67.9%

     Property

     Commercial property coverage protects businesses against the loss or loss of use, including its income-producing ability, of company property. As of December 31, 2009, our agribusiness segment had approximately 1,200 property insurance policies in force. The loss ratio for our property lines was adversely impacted by unusually high levels of weather related losses in 2007 and 2008. The 2008 losses were mostly driven by several large, isolated weather related losses and a high frequency of small to moderate losses attributable to an unusually high number of catastrophic events.  The 2007 losses were primarily concentrated in an unusual number of large, non-catastrophe related claims.  The property loss ratio for 2009 was lower compared to prior years due to lower catastrophe losses and lower claim frequency.

     Commercial Auto

     Commercial auto coverage protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. Commercial automobile policies are generally marketed only in conjunction with other supporting lines. As of December 31, 2009, our agribusiness segment had approximately 900 commercial automobile insurance policies in force. Our 2009 loss ratio for commercial auto increased due to an increase in severity attributable to an increase in the number of large claims and unfavorable development on previously reported claims.

     Liability

     Liability insurance includes commercial general liability, products liability, and professional liability covering our agribusiness insureds’ operations. As of December 31, 2009, our agribusiness segment had approximately 1,200 general liability insurance policies in force. Our liability loss ratio declined in 2009 as we observed a lower level of severity on newer claims and we experienced favorable development on the settlement of prior accident year claims.

     Workers’ Compensation

     Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. As of December 31, 2009, our agribusiness segment had approximately 400 workers’ compensation insurance policies in force. Our calendar year loss ratio increased in 2009 as we experienced a lower level of favorable development on prior accident years compared to 2008 and 2007. However, on an accident year basis, the profitability of our workers’ compensation line has improved in recent accident years as a result of stricter underwriting guidelines and improved pricing adequacy.

     Other

     Other lines of business includes umbrella liability, system breakdown, employment practices liability, and surety insurance.

Commercial Business

    The results of our commercial business segment were as follows:

	For the Years Ended
	December 31,
	2009	2008	2007

Direct premiums written	$29,449	$37,458	$37,860
Net premiums written	25,754	30,632	31,266

Revenues:
Net premiums earned	$28,961	$31,805	$29,260
Other income	189	229	263
Total revenues (1)	$29,150	$32,034	$29,523

Operating income (loss):
Underwriting (loss)	$(4,509)	$(5,046)	$(1,913)
Other income	189	229	263
Interest & other expenses	(118)	(247)	(113)

Operating (loss)	$(4,438)	$(5,064)	$(1,763)

Loss and loss adjustment expense ratio	78.4%	80.1%	70.3%
Underwriting expense ratio	37.2%	35.8%	36.2%
GAAP Combined ratio	115.6%	115.9%	106.5%

(1)
Revenues exclude net realized investment gains (losses) and net investment income. Operating income equals pre-tax net income from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

Commercial Business Segment: Premiums Written and Premiums Earned

    The components of premiums written and earned, for the years ended December 31, 2009, 2008 and 2007 of our commercial business segment are as follows:

Commercial Business	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$29,449	$32,819	$37,458	$38,494	$37,860	$35,471
Ceded – Stop Loss Contract	1,102	1,102	(1,774)	(1,774)	—	—
Ceded – All other	(4,797)	(4,960)	(5,053)	(4,915)	(6,594)	(6,211)

Net	$25,754	$28,961	$30,632	$31,805	$31,266	$29,260

    Our direct premiums written in our commercial business segment were $29,449 for the year ended 2009 and $37,458 for the year ended 2008. This decline of $8,009 is primarily attributable to:

▪
The commercial insurance marketplace has been very competitive during the last three years, putting pressure on pricing. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has made growth challenging at times;

▪	We have elected to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers;

▪
These unfavorable items were partially offset by the reversal of the stop loss reinsurance contract that reduced ceded premiums for 2009 by $1,102. In 2008, there were ceded premiums of $1,774 recognized, as the commercial business segment ceded losses under the stop loss. For additional information concerning the stop loss reinsurance contract, see Item 1 “Business – Reinsurance.”

    In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. At December 31, 2009, our PennEdge offering was approved in eight states, and we believe it has been well received by our agents and policyholders. For the year ended December 31, 2009, the direct premiums written of our PennEdge product were $1,202.

    Net premiums earned were $28,961 and $31,805 for the years ended 2009 and 2008, respectively. This decrease in net premiums earned is due primarily to the decline in direct premiums written resulting from the runoff of unprofitable business and changes in our reinsurance program in 2009, the impacts of which were partly offset by the impact of the stop loss on ceded premiums of $2,876.  For additional information concerning the stop loss reinsurance contract, see Item 1 - “Business – Reinsurance.” Direct premiums written decreased by $402 in the year ended 2008 compared to the same period in 2007.

   Effective January 1, 2008, we modified our reinsurance program by retaining more of our losses above $500, which resulted in a decrease in ceded premiums written compared to 2007. This reduction in ceded premiums was mostly offset by the reinsurance of a new coverage we offered in 2008 and additional ceded premium incurred under our aggregate stop loss reinsurance treaty. We started offering employment practices liability insurance coverage in 2008 and have ceded all of the business to a reinsurer.

  The decrease in direct premiums written for 2008, combined with the described changes to ceded premiums, resulted in net premiums written decreasing by 2.0% in the year ended 2008 compared to the same period of 2007. The growth in net premiums written in 2007 continued to drive the growth in net premiums earned in 2008, which increased 8.7% to $31,805.

Commercial Business Segment: Underwriting Loss

     The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expense, which impact underwriting profitability:

    Losses and Loss Adjustment Expenses and Loss and LAE ratio

    The components of incurred losses and LAE and the loss and LAE ratio in 2009, 2008 and 2007 in our commercial business segment are as follows:

	For the Years Ended
Commercial Business	December 31,

	2009	2008	2007

Net premiums earned	$28,961	$31,805	$29,260

Incurred losses and LAE:
Losses	$18,427	$28,924	$21,023
Catastrophe losses	221	397	377
Stop loss ceded	3,724	(3,724)	-
Prior year development (1)	323	(117)	(830)
Total incurred losses and LAE	$22,695	$25,480	$20,570

Loss and LAE ratios:
Losses	63.6%	90.9%	71.8%
Catastrophe losses	0.8%	1.2%	1.3%
Stop loss ceded	12.9%	(11.7)%	0.0%
Prior year development (1)	1.1%	(0.4)%	(2.8)%
Total Loss and LAE ratio	78.4%	80.1%	70.3%

(1)	2009 prior year development excludes the impact of the stop loss reversal.

    The decrease in the 2009 Loss and LAE ratio in our commercial business segment is due to:

▪
Slightly lower catastrophic losses were offset by the reversal of the stop loss in the third quarter of 2009 that resulted in $3,724 of ceded incurred losses being reversed for the commercial business segment, compared to ceded losses incurred of $3,724 that were recognized in 2008. For additional information concerning the stop loss reinsurance contract, see the Item 1 - “Business – Reinsurance.”

▪	Excluding the impact of this stop loss variance of $7,448, total incurred losses and LAE declined by $10,233 during 2009 compared to 2008.

•
This decrease is primarily attributable to the strategic decision to terminate relationships with unprofitable producers and to stop writing unprofitable classes of business, and overall lower severity of large losses in 2009 compared to 2008.

•
This decrease is partly offset by a $440 increase in prior year development (excluding the impact of the stop loss reversal).We have experienced a modest level of unfavorable development of $323 in this segment in 2009 compared to favorable prior year development of $117 experienced in 2008.

     Losses and LAE increased $4,910 in the year ended December 31, 2008, a 23.9% increase from 2007.

▪	The increase in losses and LAE is due to increases in non-catastrophe property losses, increased automobile and workers compensation losses;

▪	Increase in the reinsurance retention for 2008; and

▪	Favorable prior year losses and loss expense development of approximately $117 in 2008, compared to approximately $830 of favorable development in 2007.

  Commercial Business Underwriting Expenses and GAAP Combined Ratio

    Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs in our commercial business segment were $10,775 and $11,371 for the years ended 2009 and 2008, respectively. This decrease of $596 is primarily due to the reduction in our net premiums earned in 2009. The 5.2% lower underwriting expenses, combined with an 8.9% decline in net premiums earned, resulted in the underwriting expense ratio increasing from 35.8% in 2008 to 37.2% in 2009.

     This increase in the underwriting expense ratio when netted against the decrease in the loss and LAE ratio resulted in our combined ratio of our commercial business segment decreasing from 115.9% in 2008 to 115.6% in 2009. Excluding the effects of the stop loss on our earned premium and losses, the combined ratio in our commercial business declined from 120.9% in 2008 to 106.8% in 2009, which reflects the improvement in the underwriting results that we believe is primarily attributable to the actions taken to remove unprofitable producers and classes of business from our book of business and lower large loss severity in 2009.

    Underwriting and administrative expenses, including amortization of deferred policy acquisition costs increased $768 in the year ended 2008, 7.2% higher than 2007 due primarily to an increase in acquisition expenses associated with the growth in premium revenues in 2008. This increase in underwriting expenses relative to the larger increase in net premiums earned resulted in the underwriting expense ratio declining from 36.2% for 2007 to 35.8% for 2008. This 40 basis point decrease in the underwriting expense ratio only partially offset the significant rise in our loss and loss adjustment expense ratio. As a result, our combined ratio increased from 106.5% for 2007 to 115.9% for 2008.

Commercial Business Segment – Lines of Business

     The following table sets forth the direct premiums written, net premiums earned, and calendar year net loss ratios of our commercial lines products for the periods indicated:

	For the Years Ended
Commercial Business	December 31,
	2009	2008	2007
Direct Premiums Written:
Property & Liability	$16,453	$21,056	$22,474
Workers’ Compensation	5,465	8,031	7,716
Commercial Auto	4,560	5,068	4,914
Other	2,971	3,303	2,756
Total	$29,449	$37,458	$37,860

Net Premiums Earned:
Property & Liability	$17,731	$19,428	$18,301
Workers’ Compensation	6,235	7,451	6,524
Commercial Auto	4,746	4,659	4,194
Other	249	267	241
Total	$28,961	$31,805	$29,260

Loss and Loss Adjustment Expense Ratios:
Property & Liability	63.7%	99.0%	87.0%
Workers’ Compensation	136.7%	54.5%	37.1%
Commercial Auto	61.3%	45.9%	54.9%
Other	(10.3)%	17.2%	(35.3)%
Total	78.4%	80.1%	70.3%

      Property and Liability

     Our property and liability coverage includes commercial multi-peril, fire, allied, and general liability insurance. The majority of this business is rated and classified as commercial multi-peril. As of December 31, 2009, our commercial business segment had approximately 4,700 property and liability insurance policies in force. Similar to our agribusiness segment, our commercial business segment experienced unusually high levels of severe property related losses in 2007 and 2008.  In 2009, a steep drop in large property losses led to the decline in our property and liability loss ratio.

     Workers’ Compensation

     Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We generally write workers’ compensation policies in conjunction with our business owner’s policies and we rarely write workers’ compensation policies on a stand-alone basis.  As of December 31, 2009, our commercial business segment had approximately 1,500 workers compensation insurance policies in force. Our workers’ compensation line has experienced increasing loss ratios despite a decline in claim frequency for the past three accident years. This line has been adversely impacted by a higher than usual number of large claims. In addition, we have observed increasing claim severity as medical cost inflation continues to impact ultimate claim costs and economic conditions adversely impact the ability of injured workers to return to work.

     Commercial Automobile

     Commercial auto coverage protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. Commercial automobile policies are only marketed in conjunction with our business owner’s policies. As of December 31, 2009, our commercial business segment had approximately 900 commercial automobile insurance policies in force. Our commercial auto line of business has experienced positive trends in both claim frequency and severity over the past three accident years.  However, the loss ratio increased in 2009, compared to 2007 and 2008, primarily as a result of a lower level of favorable prior year development.

Other Segment

    For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we began exiting in 2001, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s. The most significant of these is a reinsurance agreement we entered into with Munich Re America (formerly American Re), beginning January 1, 1969 and covering various property and liability lines of business. Penn Millers Insurance Company’s participation percentage ranged from 0.625% to 0.75%. We cancelled the contract effective December 31, 1986. We have experienced adverse development and periodic reserve strengthening over the years, but we believe that Munich Re America has established adequate case and IBNR reserves at this time. At December 31, 2009 we had $5,260 of loss reserves established for our voluntary assumed pools. The mandatory assigned risk programs serve as a secondary market for high risk insureds and include: the Fair Access to Insurance Requirements (FAIR) Plans; beachfront and windstorm plans; Commercial Automobile Insurance Plans (CAIPs); and national and state workers’ compensation pools.

   The results of our other segment were as follows:

	For the Years Ended
Other	December 31,
	2009	2008	2007

Assumed premiums written	$1,105	$1,625	$1,451
Net premiums written	1,105	1,625	1,451

Revenues:
Net premiums earned	$1,108	$1,634	$1,465
Total revenues	$1,108	$1,634	$1,465

Underwriting income/(loss)	$175	$288	$(998)
Operating income/(loss)	$175	$288	$(998)

Loss and loss adjustment expense ratio	36.6%	47.3%	129.7%
Underwriting expense ratio	47.7%	35.1%	38.4%
GAAP Combined ratio	84.3%	82.4%	168.1%

    Both revenues and expenses in our other segment have experienced volatility over the last three years due to fluctuating rates of participation in our mandatory pools. This is reflected in net premiums earned of $1,108 in 2009, $1,634 in 2008 and $1,465 in 2007. Net premiums written were $520 lower in 2009 compared to 2008. The reduction is due to declines in premium assumed from the National Workers Compensation Reinsurance Pool. Our total claims and expenses were $933 in 2009, compared to $1,346 in 2008 and $2,463 in 2007.

      The chart below shows the amount of operating income (loss) arising from each of the components for our other segment:

	For the Years Ended
	December 31,
	2009	2008	2007

Mandatory Assumed Reinsurance	$203	$239	$95
Personal Lines — runoff	177	335	(94)
Voluntary Assumed Reinsurance — runoff	(205)	(286)	(999)
Total operating income (loss)	$175	$288	$(998)

Financial Position

     At December 31, 2009, we had total assets of $263,450, compared to total assets of $220,524 at December 31, 2008. Invested assets and cash and cash equivalents increased $53,502 in 2009 from the gross proceeds received in our public offering of $54,440 which was reduced by the loan to our ESOP of $5,400 and reduced by $3,374 of offering costs paid in 2009. Overall strengthening of the investment markets also contributed favorably to the increase in invested assets. Reinsurance recoverables and receivables were $1,135 lower in 2009 from the reversal of our stop loss.

   At December 31, 2009, total liabilities were $163,402, compared to $169,769 at December 31, 2008. The $6,367 decrease was primarily due to the decrease in unearned premiums of $2,009 from reductions in premiums written in 2009; lower losses and LAE reserves of $1,355 from favorable loss experience and timing of claims payments; and debt decreased by $2,382 from extinguishments of debt in 2009.

Liquidity and Capital Resources

     We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of recurring funds are premium collections, investment earnings and maturing investments.

     We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

    On October 16, 2009, we completed an initial public offering of 5,444,022 shares of common stock at $10.00 per share. Consistent with our expectations, the gross proceeds of $54,440 were allocated through December 31, 2009 as follows: conversion and offering expenses and commissions of $3,867; the loan to our ESOP of $5,400; pay down of our line of credit of $1,800; and general corporate purposes of approximately $43,373. After using a portion of the proceeds to fund a loan to our ESOP and retire our line of credit, we contributed $25,000 of the remaining net proceeds from the offering to Penn Millers Insurance Company. These net proceeds will supply additional capital that Penn Millers Insurance Company needs to support future premium growth through the expansion of our producer networks and the marketing of our new PennEdge product. The net proceeds have been invested in securities consistent with our investment policy.

     On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless our board of directors expands the program. As of December 31, 2009, we repurchased 217,761 shares at an average cost of $10.18 per share. The repurchased shares will be held as treasury shares and may be used in connection with a future stock incentive plan, should such a plan be approved by our shareholders at our annual meeting.

    Cash flows from continuing operations for the years ended December 31, 2009, 2008, and 2007 were as follows:

	For the Years Ended
	December 31,
	2009	2008	2007
Cash flows provided by operating activities	$6,280	$7,383	$11,017
Cash flows used in investing activities	(39,087)	(5,702)	(13,373)
Cash flows provided by (used in) financing activities	41,068	144	(562)
Net increase (decrease) in cash and cash equivalents	$8,261	$1,825	$(2,918)

    Cash flows from operating activities decreased by $1,103 for the period ended December 31, 2009 compared to the period ended December 31, 2008. The change is primarily due to increased claims payments and lower premium volume in 2009 compared to 2008.

    Investing activities used $39,087 and $5,702 of net cash for the years ended December 31, 2009 and 2008, respectively. For 2009, net purchases of investments classified as available for sale were $41,509, as compared to $5,178 in 2008. The proceeds from our public offering were utilized to purchase fixed maturity obligations consistent with our investment policy. Net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,576 of net cash, and we received the final contingent payment from the early 2008 sale of the net assets Penn Software of $52.

    Cash flows provided by financing activities for the year ended December 31, 2009 reflect gross proceeds from our public offering of $54,440, reduced by the loan to our ESOP of $5,400 and by $3,374 paid for fees and expenses associated with our conversion and public offering. Share repurchases accounted for $2,216 of cash used in financing activities.

    In the first quarter of 2009, we borrowed $733 on our $2,000 line of credit that existed at that time. In the third quarter of 2009, we consolidated our long-term loan and lines of credit by entering into a new, four year $3,000 revolving line of credit with a commercial bank. On August 3, 2009, $1,800 of this new line of credit and cash on hand of $1,134 was used to pay off the outstanding long-term loan amount of $1,251 of principal and interest, and our two existing lines of credit, at an aggregate amount of principal and interest of $1,683. On December 1, 2009, the $3,000 line of credit was terminated, and the principal balance of $1,800 was repaid in full with proceeds from our public offering.

    For the year ended December 31, 2008, cash flows from operating activities totaled $7,383 compared to $11,017 for the year ended December 31, 2007. This decrease in cash flows from operating activities was primarily due to increased claim payments partially offset by lower reinsurance payments. Cash flows used in investing activities totaled $5,702 for the year ended December 31, 2008, compared to $13,373 for the same period of 2007,  primarily reflecting an increase in fixed maturity investments purchased and partially offset by an increase in equity investments sold.

   Our principal source of liquidity is the proceeds from our public offering and dividend payments and other fees received from Penn Millers Insurance Company. Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department.

    As of December 31, 2009, the amount available for payment of dividends from Penn Millers Insurance Company in 2010 without the prior approval of the Pennsylvania Insurance Department is $7,249 based upon the insurance company’s 2009 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

    In connection with our conversion and public offering, we established an ESOP which purchased 539,999 shares in the offering in return for a note from us bearing interest at 4.06% on the principal amount of $5,400. The issuance of the shares to the ESOP was fully recognized in the additional paid-in capital account at the offering closing date, with a contra account established in the shareholders’ equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per-share purchase price.

    It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For 2009 we recognized compensation expense of $92 on 9,000 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2009.

Contractual Obligations

    The following table summarizes, as of December 31, 2009, our future payments under contractual obligations and estimated claims and claims related payments:

	Payments due by period

Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Estimated gross losses & loss adjustment expense payments	$106,710	$36,281	$49,087	$12,805	$8,537
Defined benefit plan obligations	9,059	242	1,339	705	6,773
Operating lease obligations	225	98	127	—	—
Accrued severance costs	363	246	42	40	35
Total	$116,357	$36,867	$50,595	$13,550	$15,345

     The timing of the amounts of the gross losses and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above. Defined benefit plan obligations are estimates based on various assumptions such as historical accruals, estimates of future employee service periods, future compensation increases, and mortality rates.

Impact of Inflation

    Inflation increases consumers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.

Recent Accounting Pronouncements

     On July 1, 2009, the Accounting Standards Codification (ASC) became the Financial Accounting Standards Board’s (FASB) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding the then existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. The adoption of this guidance in the second quarter of 2009 changed our references to GAAP but did not impact our consolidated financial statements.

    In December 2008, the FASB issued guidance on “Employer’s Disclosures about Postretirement Benefit Plan Assets.” New authoritative accounting guidance under FASB ASC 715, Compensation—Retirement Benefits provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new guidance was effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have an impact on our results of operations or financial condition.

    In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” New authoritative accounting guidance under FASB ASC 820, Fair Value Measurements and Disclosures affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with prospective application.  The adoption of this guidance did not have a material impact on our results of operations or financial condition.

    In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.” This update amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities that have fair values less than their amortized cost, this guidance modifies the prior requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. An entity must recognize an other-than-temporary impairment if either of these conditions is met. Also, if an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred. If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on our results of operations or financial condition.

    In May 2009, additional new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 was issued. This update provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance in the third quarter of 2009 did not have an impact on our results of operations or financial condition.

    Supplementary new authoritative accounting guidance (Accounting Standards Update No. 2010-06) under ASC 820 requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on us, other than possible additional disclosures.

    In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual periods ending after June 15, 2009. This guidance was updated in February 2010 to remove the requirement for an SEC filer, as defined, to disclose the date through which subsequent events have been evaluated. Adoption of this guidance did not have an impact on our results of operations or financial condition.

   All other standards and updates of those standards issued during the twelve months ended December 31, 2009 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

     The average maturity of the debt securities in our investment portfolio at December 31, 2009, was 4.1 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.

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

     The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at December 31, 2009:

Hypothetical Change in	Estimated Change
Interest Rates	in Fair Value	Fair Value

200 basis point increase	$(12,063)	$155,092
100 basis point increase	(6,039)	161,116
No change	—	167,155
100 basis point decrease	5,897	173,052
200 basis point decrease	11,748	178,903

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

     Equity Risk

     Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In order to reduce our exposure to losses in our investment portfolio, during the fourth quarter of 2008 we sold all of our equity securities.  As a result of our public offering we and our investment advisor have analyzed our portfolio allocations; and in accordance with the guidelines, goals and objectives of our investment policy, we have set a target allocation of 6% of our investment portfolio to be invested in passively-managed equity index funds that follow the broader U.S. stock market. We anticipate that this target allocation of 6% equities will be attained in the second quarter of 2010.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penn Millers Holding Corporation:

We have audited the accompanying consolidated balance sheets of Penn Millers Holding Corporation and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Millers Holding Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 715, Compensation – Retirement Benefits), as of December 31, 2007.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 31, 2010

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2009 and 2008

 (Dollars in thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $161,730 in 2009 and $120,538 in 2008)	$167,155	121,914
Cash and cash equivalents	20,220	11,959
Premiums and fees receivable	29,526	31,080
Reinsurance receivables and recoverables	19,502	20,637
Deferred policy acquisition costs	10,053	10,601
Prepaid reinsurance premiums	4,076	4,342
Accrued investment income	1,810	1,431
Property and equipment, net of accumulated depreciation	3,769	4,231
Income taxes receivable	—	1,508
Deferred income taxes	3,518	4,728
Other	3,821	3,864
Deferred offering costs	—	1,015
Assets held for sale	—	3,214
Total assets	$263,450	220,524
Liabilities and Shareholders' Equity
Liabilities:
Losses and loss adjustment expense reserves	$106,710	108,065
Unearned premiums	43,313	45,322
Accounts payable and accrued expenses	12,762	13,353
Income taxes payable	617	—
Borrowings under line of credit	—	950
Long-term debt	—	1,432
Liabilities held for sale	—	647
Total liabilities	163,402	169,769
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2009, 5,444,022; outstanding 2009, 4,695,262 shares	54	—
Additional paid-in capital	50,520	—
Accumulated other comprehensive income (loss)	2,519	(1,159)
Retained earnings	54,481	51,914
Unearned ESOP, 530,999 shares	(5,310)	—
Treasury stock, at cost, 217,761 shares	(2,216)	—
Total shareholders' equity	100,048	50,755
Total liabilities and shareholders' equity	$263,450	220,524

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except share data)

	2009	2008	2007
Revenues:
Premiums earned	$75,358	78,737	70,970
Investment income, net of investment expense	5,648	5,335	5,324
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	(197)	(2,922)	(620)
Portion of loss recognized in other comprehensive income	—	—	—
Other realized investment gains (losses), net	396	(2,897)	(82)
Total realized investment gains (losses), net	199	(5,819)	(702)
Other income	223	411	508
Total revenues	81,428	78,664	76,100
Losses and expenses:
Losses and loss adjustment expenses	52,754	57,390	49,783
Amortization of deferred policy acquisition costs	21,383	23,081	21,930
Underwriting and administrative expenses	3,999	3,481	2,233
Interest expense	22	184	125
Other expense, net	209	365	184
Total losses and expenses	78,367	84,501	74,255
Income (loss) from continuing operations, before income taxes	3,061	(5,837)	1,845
Income tax (benefit) expense	(346)	(1,378)	396
Income (loss) from continuing operations	3,407	(4,459)	1,449
Discontinued operations:
Income (loss) from discontinued operations, before income taxes	39	(3,090)	(489)
Income tax expense (benefit)	879	(170)	(126)
Loss from discontinued operations	(840)	(2,920)	(363)
Net income (loss)	$2,567	(7,379)	1,086

For the period October 17 through December 31, 2009
Earnings per share (see note 3):
Net income after conversion and public offering	$929
Basic and diluted earnings per share after conversion and public offering	$0.19

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except share data)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Total
Balance at December 31, 2006	—	$—	—	2,323	58,207	—	—	60,530

Net income					1,086			1,086
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $179				348				348
Reclassification adjustment for realized losses included in net income, net of related income tax benefit of $222				431				431
Net unrealized investment gain								779
Comprehensive income								1,865
Adjustment to initially adopt SFAS No. 158, net of related income taxes of $512				(994)				(994)
Balance at December 31, 2007	—	—	—	2,108	59,293	—	—	61,401

Net loss					(7,379)			(7,379)
Other comprehensive loss, net of taxes:
Unrealized investment holding loss arising during period, net of related income tax benefit of $3,097				(6,012)				(6,012)
Reclassification adjustment for realized losses included in net loss, net of related income tax benefit of $1,965				3,813				3,813
Net unrealized investment loss								(2,199)
Defined benefit pension plan, net of related income tax benefit of $551				(1,068)				(1,068)
Comprehensive loss								(10,646)
Balance at December 31, 2008	—	—	—	(1,159)	51,914	—	—	50,755

Net income					2,567			2,567
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,440				2,796				2,796
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $61				(119)				(119)
Net unrealized investment gain								2,677
Defined benefit pension plan, net of related income tax benefit of $48				(94)				(94)
Curtailment benefit, net of related tax expense of $564				1,095				1,095
Comprehensive income								6,245
Net proceeds from issuance of common stock	5,444,022	54	50,518			(5,400)		45,172
ESOP shares released			2			90		92
Treasury stock purchased, 217,761 shares							(2,216)	(2,216)
Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,567	(7,379)	1,086
Loss from discontinued operations	840	2,920	363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	1,366	(4,787)	4,470
Change in losses and loss adjustment expense reserves	(1,355)	12,109	6,551
Change in accounts payable and accrued expenses	926	(1,737)	56
Deferred income taxes	(685)	(1,068)	(208)
Change in deferred acquisition costs	548	413	(633)
Amortization and depreciation	668	710	783
ESOP share allocation	92	—	—
Realized investment (gains) losses, net	(199)	5,819	702
Other, net	1,512	383	(2,153)
Cash provided by operating activities – continuing operations	6,280	7,383	11,017
Cash (used in) provided by operating activities – discontinued operations	—	(20)	515
Net cash provided by operating activities	6,280	7,363	11,532
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(69,637)	(50,075)	(27,852)
Sales	21,328	32,927	7,048
Maturities	6,800	11,970	8,350
Proceeds on sale of net assets of subsidiaries	2,628	—	—
Purchases of property and equipment, net	(206)	(524)	(919)
Cash used in investing activities – continuing operations	(39,087)	(5,702)	(13,373)
Cash provided by (used in) investing activities – discontinued operations	285	(48)	(261)
Net cash used in investing activities	(38,802)	(5,750)	(13,634)
Cash flows from financing activities:
Net proceeds from issuance of common stock	49,040	—	—
Purchase of treasury stock	(2,216)	—	—
Initial public offering costs paid	(3,374)	(493)	—
Net borrowings on line of credit	(950)	950	(250)
Repayment of long-term debt	(1,432)	(313)	(312)
Cash provided by (used in) financing activities – continuing operations	41,068	144	(562)
Cash used in financing activities – discontinued operations	(285)	(260)	(290)
Net cash provided by (used in) financing activities	40,783	(116)	(852)
Net increase (decrease) in cash	8,261	1,497	(2,954)
Cash and cash equivalents at beginning of period	11,959	10,462	13,416
Cash and cash equivalents at end of period	20,220	11,959	10,462
Less cash of discontinued operations at end of period	—	—	328
Cash and cash equivalents of continuing operations at end of period	$20,220	11,959	10,134

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Description of Business

Penn Millers Holding Corporation and subsidiary (the Company) are engaged in the marketing and sale of commercial property and liability insurance in 33 states throughout the United States. Coverage is written directly by the Company’s employees and through independent producers.

On April 22, 2009, Penn Millers Mutual Holding Company (Penn Millers Mutual), a Pennsylvania mutual holding company, formed Penn Millers Holding Corporation (Corporation) to effect its conversion from a mutual to stock form of organization. On October 16, 2009, Penn Millers Mutual converted from mutual to stock form and was renamed PMMHC Corp. (PMMHC). PMMHC then issued all of its outstanding capital stock to the Corporation, thereby becoming its wholly owned subsidiary. Immediately following the conversion, PMHC Corp., the wholly owned subsidiary of PMMHC, merged with and into PMMHC, thereby terminating PMHC Corp.’s existence. On October 16, 2009, Penn Millers Holding Corporation completed a stock offering (Offering) and sold 5,444,022 shares of common stock in a concurrently-held subscription and community offering for $10 per share, raising approximately $45,172, net of offering costs and the purchase of common stock by the Employee Stock Ownership Plan (ESOP). Shares of the Corporation began trading on October 19, 2009 on the Nasdaq Global Market under the symbol “PMIC.”  The historical consolidated financial statements of Penn Millers Mutual prior to the conversion became the consolidated financial statements of the Corporation upon completion of the conversion.

Upon conversion, and consistent with the terms of the plan of conversion, the board of directors authorized and approved PMMHC to issue 1,000,000 shares of $0.01 par stock to the Corporation at par per share. PMMHC also retired 1,000 shares previously held in PMHC Corp.

Upon completion of the merger of PMHC Corp. into PMMHC, PMMHC became the stock holding company for Penn Millers Insurance Company (PMIC). PMIC is a property and casualty insurance company incorporated in Pennsylvania.   The stock of PMIC is the most significant asset of PMMHC. American Millers Insurance Company (AMIC) is a property and casualty insurance company incorporated in Pennsylvania and is a wholly owned subsidiary of PMIC. PMMHC owns all of the outstanding common stock of PMIC, which owns all of the outstanding common stock of Penn Millers Agency, Inc. and AMIC.  The Corporation and PMMHC conduct no business other than acting as holding companies.

The Company reports its operating results in three segments: agribusiness insurance, commercial business insurance, and a third segment, which is referred to as “other.” However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. The agribusiness insurance segment markets its product in a bundled offering that includes fire and allied lines, inland marine, general liability, commercial automobile, workers’ compensation, and umbrella liability insurance. This segment specializes in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. The commercial business insurance segment markets policies that combine property, liability, business interruption, crime coverage, workers’ compensation, commercial automobile, and umbrella liability coverage for small and middle market businesses. The types of businesses this segment targets include retail, service, hospitality, wholesalers, light manufacturers, and printers. Both the commercial and agribusiness lines are marketed primarily through independent producers. The “other” segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that the Company must participate in as a condition of doing business in the states in which it operates.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company owned Eastern Insurance Group (EIG), an insurance agency that placed business with both PMIC and unaffiliated insurance companies. In 2008, the Company committed to a plan to sell EIG’s business; and therefore, the assets and liabilities were classified as held-for-sale with the results of operations reported as discontinued operations in the accompanying consolidated financial statements. The Company sold substantially all of the assets of EIG in February 2009 (see note 18).

The Company owned Penn Software & Technology Services Inc. (PSTS) which provided both hardware and computer programming services to its clients. In 2007, management made a decision to sell PSTS; and as such, reported the assets and liabilities of PSTS as held-for-sale with the results of its operations as discontinued operations in the accompanying consolidated financial statements. The Company sold substantially all of the assets of PSTS in July 2008 (see note 18).

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts and operations of the Company and its subsidiary. All material intercompany balances and accounts have been eliminated in consolidation. The consolidated financial statements, along with related notes, reflect the reclassification of EIG and PSTS as assets and liabilities held-for-sale and discontinued operations. See note 18 for additional disclosure related to discontinued operations.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including loss reserves, contingent assets and liabilities, tax valuation reserves, valuation of defined benefit pension obligations, valuation of investments, including other-than-temporary impairment of investments, the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.

(c)	Concentration of Risk

The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 33 states, direct premiums written for two states, New Jersey and Pennsylvania, accounted for more than 22% of the Company’s direct premium writings for 2009. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.

Additionally, one producer, Arthur J. Gallagher Risk Management Services, which writes business for the Company through nine offices, accounted for 14% of the Company’s direct premium writings for 2009. Only one other producer accounted for more than 5% of the Company’s 2009 direct premium writings.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(d)	Investments

The Company classifies all of its fixed maturity securities as available for sale.  Fixed maturities classified as available for sale are carried at fair value. Short-term investments are recorded at cost, which approximates fair value. The fair value of level 1 and level 2 fixed maturities is based upon data supplied by an independent pricing service.  The fair value of level 3 fixed maturity securities is based on cash flow analysis and other valuation techniques.

Premiums and discounts on fixed maturity securities are amortized or accreted using the interest method. Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted as necessary to reflect actual prepayments and changes in expectations. Adjustments related to changes in prepayment assumptions are recognized on a retrospective basis. Dividends and interest on securities are recognized in operations when declared and earned, respectively. Accrual of income is suspended on fixed maturities or mortgage-backed securities that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized after principal is paid and when payments are received. There are no investments included in the consolidated balance sheets that were not income-producing for the preceding 12 months.

Realized gains and losses on sale of investments are recognized in net income on the specific identification basis as of the trade date.  Realized losses also include losses for fair value declines that are considered to be other-than-temporary.  Changes in unrealized gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income.

Prior to April 1, 2009, the Company recognized in earnings an other-than-temporary impairment for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. During that time, the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an other-than-temporary impairment.

On April 1, 2009, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition and presentation of other-than- temporary impairments.  This new guidance amends the previously used methodology for determining whether an other-than-temporary impairment exists for fixed maturity securities.  Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. If the fixed maturity security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its estimated fair value at the impairment measurement date. If the Company does not intend to sell and more likely than not will not be required to sell a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related other-than-temporary impairments is charged to earnings and the remaining difference is included in other comprehensive income.

The fair value of investments is reported in note 4. The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, and debt approximates their December 31, 2009 and 2008 carrying values.

(e)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, bank drafts, balances on deposit with banks, and investments with maturity at date of purchase of three months or less in qualified banks and trust companies.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(f)	Reinsurance Accounting and Reporting

The Company relies upon reinsurance agreements to limit its maximum net loss from large single risks or risks in concentrated areas, and to increase its capacity to write insurance. Reinsurance does not relieve the primary insurer from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Company is exposed to the risk of continued liability for such losses. Estimated amounts of reinsurance receivables and recoverables, net of amounts payable that have the right of offset, are reported as assets in the accompanying consolidated balance sheets. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers. The Company considers numerous factors in choosing reinsurers, the most important of which are the financial stability and creditworthiness of the reinsurer.

(g)	Deferred Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes, and certain other underwriting expenses that vary with, and are primarily related to, the production of new and renewal business, have been deferred and are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisitions costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred policy acquisition costs are not recoverable, they would be written off.

(h)	Property and Equipment

The costs of property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged to expense as incurred, while expenditures that substantially increase the useful life of the assets are capitalized. Fixed assets are depreciated over three to seven years. Property is depreciated over useful lives generally ranging from five to forty years. The Company continually monitors the reasonableness of the estimated useful lives and adjusts them as necessary.

The Company tests for impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2009, an impairment is not considered necessary.

(i)	Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. Income taxes are allocated to each legal entity based on income before income tax expense. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences reverse. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the character of such income and the expected timing of the reversals of existing temporary differences. A valuation reserve is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, the Company had no material unrecognized tax benefits or accrued interest and penalties.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(j)	Deferred Offering Costs

In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 5A, Expenses of Offering, the Company had deferred offering costs consisting principally of legal, underwriting, and audit fees incurred through the completion of the offering, on October 16, 2009.  On that date, $3,867 of offering costs were netted against the offering proceeds in equity.

Deferred offering costs of $1,015 are reported separately on the consolidated balance sheet at December 31, 2008.

(k)	Goodwill

The Company had no goodwill on its consolidated balance sheets at December 31, 2009 and 2008 related to continuing operations.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. PSTS and EIG had goodwill, which was classified as assets held-for-sale. The Company performed the impairment tests as of December 31, 2008 and  2007 for PSTS and EIG. Goodwill of EIG was also tested as of September 30, 2008 after information obtained during the selling process and the further deterioration of economic conditions indicated that it was more likely than not that the fair value of the EIG reporting unit was below its carrying amount. Goodwill in PSTS was impaired by $160 as of December 31, 2007. PSTS was sold in July 2008, resulting in a pretax loss on sale of $117.

As of September 30, 2008, the Company determined that the carrying amount of the EIG reporting unit exceeded its fair value. The Company had not completed the second step of the goodwill impairment test, as of September 30, 2008. However, as a goodwill impairment loss was probable and could be reasonably estimated, the Company recognized its best estimate of that loss as of September 30, 2008. The Company estimated that EIG goodwill of $4,747 was impaired by $2,435. Management estimated the fair value of the reporting unit at September 30, 2008, based on various offers obtained during their process of selling EIG. The estimate was consistent with offers received subsequent to the end of the third quarter 2008.

The Company completed step two of the goodwill impairment test in the fourth quarter 2008 and recorded an adjustment of $165 to the goodwill impairment write-down that was recorded at September 30, 2008. The fair value of the reporting unit was based on the actual selling price of EIG as executed on February 2, 2009. The adjusted carrying amount of goodwill of $2,147 is in assets held-for-sale at December 31, 2008.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company completed the sale of substantially all of EIG’s assets and liabilities on February 2, 2009 and received proceeds of $3,109 less estimated costs to sell of $248. In the first quarter of 2009, the Company recorded a pretax loss on sale of $6. The Company has recognized approximately $862 of capital income tax expense.

(l)	Discontinued Operations and Assets Held-for-Sale

Discontinued operations represent components of the Company that have either been disposed of or are classified as held-for-sale if both the operations and cash flows of the components have been or will be eliminated from ongoing operations of the Company as a result of the disposal and when the criteria for discontinued operations have been met. The results of operations of reporting units classified as discontinued operations are done so for all periods presented. The Company classifies assets and liabilities of reporting units as held-for-sale when the criteria for held-for-sale accounting are met. At the time a reporting unit qualifies for held-for-sale accounting, the reporting unit is evaluated to determine whether or not the carrying value exceeds its fair value less costs to sell. Any loss resulting from carrying value exceeding fair value less cost to sell is recorded in the period the reporting unit initially meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting and (2) estimate fair value. Subsequent to initial classification as held for sale, the reporting unit is carried at the lower of its carrying amount or fair value less cost to sell. Changes to the fair value could result in an increase or decrease to previously recognized losses. The assets and liabilities of a disposed group, classified as held-for-sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheets for all periods presented.

(m)	Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents the estimated liability for claims reported to the Company plus claims incurred but not yet reported and the related estimated adjustment expenses. The liability for losses and related loss adjustment expenses is determined using case basis evaluations and statistical analyses. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are reasonable. These estimates are periodically reviewed and adjusted as necessary and such adjustments are reflected in current operations.

The Company’s estimated liability for asbestos and environmental claims is $2,397 and $2,502 at December 31, 2009 and 2008, respectively, a substantial portion of which results from the Company’s participation in assumed reinsurance pools. The Company estimates this liability based on its pro rata share of asbestos and environmental case reserves reported by the pools and an additional estimate of incurred but not reported losses and loss adjustment expenses based on actuarial analysis of the historical development patterns. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater than normal variation and uncertainty.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(n)	Employee Benefit Plans

The Company records annual amounts relating to its defined benefit pension plan and nonqualified Supplemental Executive Retirement Plan (SERP) based on calculations that include various actuarial assumptions, such as discount rates, mortality, rates of return, and compensation increases. These estimates are highly susceptible to change from period to period based on the performance of plan assets, demographic changes, and market conditions. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its defined benefit pension plan and SERP obligations are reasonable based on its experience, market conditions, and input from its actuaries and investment advisors.

The Company utilizes the corridor method of amortizing actuarial gains and losses. The amortization of experience gains and losses is recognized only to the extent that the cumulative unamortized net actuarial gain or loss exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets at the beginning of the year. When required, the excess of the cumulative gain or loss balance is amortized over the expected average remaining service life of the employees covered by the plan.  On December 31, 2007, the Company adopted the provisions SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 715, Compensation – Retirement Benefits). This statement requires recognition of the deferred gains and losses on the balance sheet with a corresponding charge to accumulated other comprehensive income (loss).

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(p)	Employee Stock Ownership Plan

The Company recognizes compensation expense related to its ESOP equal to the product of the number of shares earned, or committed to be released during the period, and the average price of the Company’s common stock during the period. The estimated fair value of unearned ESOP shares is equal to the fair market value of the Company’s common stock at the end of the period. For purposes of calculating earnings per share, the Company includes the weighted average of ESOP shares committed to be released for the period.

(r)	Premium Revenue

Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage. The Company estimates earned but unbilled (EBUB) audit premiums and records them as an adjustment to earned premiums. The estimation of EBUB is based on a quantitative analysis of the Company’s historical audit experience.

(o)	Derivative Instruments

In 2005 the Company entered into an interest rate swap agreement in an effort to manage interest rate risk associated with its variable rate debt. The Company’s derivative instrument was executed with a financial institution (counterparty) and was subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument.

The derivative was recorded in accounts payable and accrued expenses in the consolidated balance sheets at fair value with the associated gain/loss included in the consolidated statements of operations. On August 3, 2009 the variable rate debt was paid off and the interest rate swap terminated.

(q)	Earnings per Share

Basic and diluted earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic EPS includes ESOP shares committed to be released. In calculating diluted EPS, the weighted average shares outstanding includes all potentially dilutive securities.

(s)	Adoption of New Accounting Standards

On July 1, 2009, the Accounting Standards Codification (ASC) became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. The adoption of this guidance in the third quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

In December 2008, the FASB issued guidance on “Employer’s Disclosures about Postretirement Benefit Plan Assets.”  New authoritative accounting guidance under FASB ASC 715, Compensation—Retirement Benefits provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC 715 , disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new guidance was effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  New authoritative accounting guidance under FASB ASC 820, Fair Value Measurements and Disclosures affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with prospective application.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.” This update amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities that have fair values less than their amortized cost, this guidance modifies the prior requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. An entity must recognize an other-than-temporary impairment if either of these conditions is met. Also, if an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred. If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, additional new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 was issued.  This update provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance in the third quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Supplementary new authoritative accounting guidance (Accounting Standards Update No. 2010-06) under ASC 820 requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company, other than possible additional disclosures.

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual periods ending after June 15, 2009. This guidance was updated in February 2010 to remove the requirement for an SEC filer, as defined, to disclose the date through which subsequent events have been evaluated. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

All other standards and updates of those standards issued during the twelve months ended December 31, 2009 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

(3)	Earnings per Share

As described in note 1, the Offering resulted in the issuance of common shares of the Company on October 16, 2009. Basic earnings per share are computed by dividing net income for the period subsequent from October 16, 2009 to December 31, 2009 by the weighted average number of common shares outstanding for the period of 4,820,280. There were no dilutive potential common shares outstanding during this period.  Consolidated net income for the period from October 17, 2009 to December 31, 2009 was $929, resulting in basic earnings per share of $0.19.

(4)	Fair Value Measurements

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

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections that are often unobservable in determining the fair value assigned to such assets or liabilities.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Fixed maturities, available for sale
U.S. treasuries	$4,612	—	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	—	17,441	—	17,441
State and political subdivisions	—	39,334	—	39,334
Commercial mortgage-backed securities	—	3,775	—	3,775
Residential mortgage-backed securities	—	28,302	—	28,302
Corporate securities	—	73,691	—	73,691
Total assets	$4,612	162,543	—	167,155

	Level 1	Level 2	Level 3	Total
December 31, 2008:
Fixed maturities, available for sale
U.S. treasuries	$9,310	—	—	9,310
Agencies not backed by the full faith and credit of the U.S. government	—	16,089	—	16,089
State and political subdivisions	—	32,957	—	32,957
Commercial mortgage-backed securities	—	3,932	—	3,932
Residential mortgage-backed securities	—	21,373	—	21,373
Corporate securities	—	38,253	—	38,253
Total assets	$9,310	112,604	—	121,914

Accounts payable and accrued expenses	$—	66	—	66
Total liabilities	$—	66	—	66

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The fair value estimates of the Company’s investments provided by the independent pricing service at December 31, 2009, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of December 31, 2009, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review.  The Company did not have any such discrepancies at December 31, 2009.

The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, borrowings under line of credit, and long-term debt approximates their December 31, 2009 and 2008 carrying values.

Included in accounts payable and accrued expenses at December 31, 2008 is an interest rate swap agreement (see note 5).  Management estimated the fair value of the interest rate swap based on information obtained from a third-party financial institution counterparty.  Management also considered the prevailing interest rate environment as a key input into the valuation of the swap.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Investments

The amortized cost and fair value of investments in fixed maturity securities, which are all available for sale, at December 31, 2009 and 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2009:
U.S. Treasuries	$4,499	113	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	16,933	538	30	17,441
State and political subdivisions	37,415	1,994	75	39,334
Commercial mortgage-backed securities	3,806	34	65	3,775
Residential mortgage-backed securities	27,607	844	149	28,302
Corporate securities	71,470	2,463	242	73,691
Total fixed maturities	$161,730	5,986	561	167,155
December 31, 2008:
U.S. Treasuries	$8,530	780	—	9,310
Agencies not backed by the full faith and credit of the U.S. government	14,929	1,160	—	16,089
State and political subdivisions	31,775	1,292	110	32,957
Commercial mortgage-backed securities	4,600	3	670	3,933
Residential mortgage-backed securities	20,774	598	—	21,372
Corporate securities	39,930	414	2,091	38,253
Total fixed maturities	$120,538	4,247	2,871	121,914

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$10,008	10,203
Due after one year through five years	73,532	76,405
Due after five years through ten years	40,196	41,719
Due after ten years	6,581	6,751
	130,317	135,078
Commercial mortgage-backed securities	3,806	3,775
Residential mortgage-backed securities	27,607	28,302
Total fixed maturities	$161,730	167,155

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2009 and 2008, investments with a fair value of $4,358 and $4,543, respectively, were on deposit with regulatory authorities, as required by law.

Major categories of net investment income are as follows:

	2009	2008	2007
Interest on fixed maturities	$6,187	5,425	5,157
Dividends on equity securities	—	215	251
Interest on cash and cash equivalents	19	209	456
Total investment income	6,206	5,849	5,864
Investment expense	(558)	(514)	(540)
Investment income, net of investment expense	$5,648	5,335	5,324

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2009	2008	2007
Fixed maturity securities:
Available for sale:
Gross gains	$555	80	—
Gross losses	(178)	(109)	(77)
Other-than-temporary impairment losses	(197)	—	—
Equity securities:
Gross gains	—	2,211	524
Gross losses	—	(5,038)	(480)
Other-than-temporary impairment losses	—	(2,922)	(620)
Realized investment gains (losses), net	180	(5,778)	(653)
Change in value of interest rate swap	19	(41)	(49)
Realized investment gains (losses) after change in value of interest rate swap, net	$199	(5,819)	(702)
Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$4,049	(420)	1,519
Equity securities for continuing operations	—	(2,884)	(337)
Total for continuing operations	4,049	(3,304)	1,182
Equity securities for discontinued operations	7	(28)	(2)
Total including discontinued operations	$4,056	(3,332)	1,180

Income tax expense (benefit) on net realized investment gains (losses) was $61, $(1,965) and $(222) for the years ended December 31, 2009, 2008, and 2007, respectively. Deferred income tax expense applicable to net unrealized investment gains included in equity was $1,845 and $468 at December 31, 2009 and 2008, respectively.

The Company entered into an interest rate swap agreement in 2005 to manage interest rate risk associated with its variable rate debt. The fixed interest rate as a result of the agreement was 5.55% for the full five year term of the debt. The notional amount of the swap was  $1,432  at December 31, 2008.  Investment gain (losses) of $19, $(41) and $(49) were recorded within net realized investment gains (losses) on the consolidated statements of operations in 2009, 2008 and 2007, respectively. On August 3, 2009 the variable rate debt was paid off and the interest rate swap terminated.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value and unrealized losses for securities temporarily impaired as of December 31, 2009 and 2008 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	30	—	—	5,965	30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242
Total temporarily impaired securities	$41,818	423	5,964	138	47,782	561
2008:
State and political subdivisions	$2,934	56	515	54	3,449	110
Commercial mortgage-backed securities	2,203	297	1,645	373	3,848	670
Corporate securities	10,732	1,008	9,907	1,083	20,639	2,091
Total temporarily impaired securities	$15,869	1,361	12,067	1,510	27,936	2,871

The Company invests in high credit quality bonds.  These fixed maturity investments are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $5,964 in fixed maturity securities, at fair value, that at December 31, 2009, had been below cost for over 12 months. The $138 of unrealized losses on such securities relates to securities, which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value are most likely attributable to the current interest rate environment.

Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of income in the future.

As of December 31, 2009, the Company incurred impairment charges of $197 related to one fixed maturity security. The carrying value of the security was written down to fair value as of June 30, 2009 and the security was sold in July 2009. For December 31, 2008 and 2007, the Company recorded impairment charges of $2,922 and $620, respectively, on its investments.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of December 31, 2009, fixed maturity securities issued by banks accounted for 7.8% of the bond portfolio’s book value. None of the Company’s fixed maturity securities have defaulted or required an impairment charge due to the subprime credit crisis.

(6)	Comprehensive Income (Loss)

Comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007 consisted of the following:

	2009	2008	2007
Net income (loss)	$2,567	(7,379)	1,086
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period	2,796	(6,012)	348
Less:
Reclassification adjustment for realized (gains) losses included in net income (loss)	(119)	3,813	431
Net unrealized investment gains (losses)	2,677	(2,199)	779
Change in defined benefit pension plans	(94)	(1,068)	—
Curtailment benefit	1,095	—	—
Other comprehensive income (loss)	3,678	(3,267)	779
Comprehensive income (loss)	$6,245	(10,646)	1,865

Accumulated other comprehensive income (loss) at December 31, 2009 and 2008 consisted of the following amounts (all amounts net of taxes):

	2009	2008

Unrealized investment gains for continuing operations	$3,580	908
Unrealized investment losses for discontinued operations	—	(5)
Defined benefit pension plan – net actuarial loss	(1,061)	(2,062)
Accumulated other comprehensive income (loss)	$2,519	(1,159)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7)	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, January 1	$10,601	11,014	10,381
Policy acquisition costs deferred	20,835	22,668	22,563
Amortization charged to operations	(21,383)	(23,081)	(21,930)
Balance, December 31	$10,053	10,601	11,014

(8)	Property and Equipment

Property and equipment consisted of land and buildings with a cost of $5,746 and $5,677 and equipment, capitalized software costs, and other items with a cost of $9,177 and $9,064 at December 31, 2009 and 2008, respectively. Accumulated depreciation related to such assets was $11,154 and $10,510 at December 31, 2009 and 2008, respectively.

Rental expense under leases for continuing operations amounted to $100, $140, and $245 for 2009, 2008, and 2007, respectively.

At December 31, 2009, the minimum aggregate rental and lease commitments for continuing operations are as follows:

2010	$98
2011	70
2012	40
2013	17
Total	$225

(9)	Borrowings

On July 22, 2009, the Company refinanced its long-term debt and lines of credit by entering into a new, four year $3,000 revolving line of credit with a commercial bank. The new line of credit note required monthly payments of accrued interest, with principal due no later than the maturity of the loan agreement, four years from the inception date.  The initial interest rate on outstanding borrowings was based on the London Interbank Offered Rate (0.23% at December 31, 2009) plus 175 basis points.

On August 3, 2009, $1,800 from this new line of credit and cash from operations of $1,134 was used to pay off the long-term debt amount of $1,251 of principal and interest due at the settlement date, and the two then-existing lines of credit, at an aggregate amount of principal and interest of $1,683.  The interest rate swap tied to the long-term debt was also terminated.  On December 1, 2009, the Company paid the balance of $1,800 in full and closed the line of credit.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Long-term debt related to continuing operations at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Term loan agreement – due 2010	$—	1,432
Long-term debt	$—	1,432

Interest paid was $73, $90, and $108 as of December 31, 2009, 2008, and 2007, respectively.

(10)	Employee Benefit Plans

Retirement Plans

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

On August 1, 2009, upon approval by the board of directors, the Company’s administrator amended the plan, whereby all participants’ accrued benefits under the plan were frozen as of October 31, 2009. The Company recognized a curtailment benefit of $1,659 for the year ended December 31, 2009, which has been reflected in accumulated other comprehensive income (loss) in equity. Due to a decline in interest rates, this benefit has been partially offset by an actuarial loss of $717.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In 2008, as a result of the probable sale of EIG, the Company recognized a curtailment of its defined benefit pension plan. The recognized curtailment loss represents the balance of unrecognized prior service cost associated with the EIG employees, in the amount of $222. A reduction in projected benefit obligation of $123 was recognized at the same time.

(a)	Obligations and Funded Status at December 31

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$9,773	9,768
Service cost	465	664
Interest cost	571	573
Benefit payments	(732)	(1,408)
Administrative expenses	(76)	(41)
Actuarial loss	717	340
Curtailment	(1,659)	(123)
Benefit obligation at end of year	9,059	9,773
Change in plan assets:
Fair value of plan assets at beginning of year	4,941	6,239
Employer contributions	371	1,402
Benefit payments	(732)	(1,408)
Administrative expenses	(76)	(41)
Actual return on plan assets	764	(1,251)
Fair value of plan assets at end of year	5,268	4,941
Funded status (net liability recognized)	$(3,791)	(4,832)

Amounts recognized in accumulated other comprehensive income (loss):

	2009	2008
Unrecognized prior service cost	$(487)	(527)
Unrecognized net loss	(1,122)	(2,598)
Accumulated other comprehensive loss	$(1,609)	(3,125)

The accumulated benefit obligation for the qualified defined benefit pension plan was $7,380 and $6,894 at December 31, 2009 and 2008, respectively.

The accumulated benefit obligation and projected benefit obligation of the SERP were $1,294 and $1,679, respectively, at December 31, 2009 and $1,024 and $1,353, respectively, at December 31, 2008.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(b)	Components of Net Periodic Benefit Cost

	2009	2008	2007
Service cost	$465	664	656
Interest cost	571	573	582
Expected return on plan assets	(358)	(462)	(489)
Amortization of prior service costs	41	62	62
Amortization of net loss	128	27	7
Net periodic pension expense	847	864	818
Curtailment loss	—	222	—
Net periodic pension expense and additional amounts recognized	$847	1,086	818

(c)	Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2009 and 2008 are as follows:

	Pension plan		SERP
	2009	2008	2009	2008
Discount rate	5.84%	6.16%	5.67%	6.56%
Rate of compensation increase	—	4.00	5.00	5.00

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009 and 2008 are as follows:

	Pension plan		SERP
	2009	2008	2009	2008
Discount rate	6.16%	6.40%	6.56%	6.40%
Expected long-term return on plan assets	7.50	7.50	N/A	N/A
Rate of compensation increase	4.00	4.00	5.00	5.00

Discount rates are selected considering yields available on high quality debt instruments at durations that approximate the timing of the benefit payments for the pension liabilities at the measurement date. The expected rate of return reflects the Company’s long-term expectation of earnings on the assets held in the plan trust, taking into account asset allocations, investment strategy, the views of the asset managers, and the historical performance.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(d)	Plan Assets

Pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. The Company maintains an investment policy for the pension plan, which is reviewed at least annually by the finance committee. The overall investment strategy is to maintain appropriate liquidity to meet the cash requirements of the short-term plan obligations and to maximize the plan’s return while adhering to the policy’s objectives and risk guidelines, as well as the regulations set forth by various government entities. The policy sets forth asset allocation guidelines that emphasize U.S. investments with strong credit quality and restrict traditionally risky investments.

The current target allocations for plan assets are 60% for equity securities, 38% for fixed income securities, and 2% for cash. Equity securities include investments in domestic large and small cap index funds, as well as an international developed markets index fund.  The target asset allocation within equities is 70% domestic large cap, 15% domestic small cap, and 15% international developed markets.  Fixed income securities include an investment grade long term bond index fund. Investment asset allocation is measured and monitored on an ongoing basis.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 7.5% long-term rate of return on assets assumption.

Fair Value Measurement – Pension Plan Assets

For a discussion of the methods employed by the Company to measure the fair value of invested assets, see note 4. The following discussion of fair value measurements applies exclusively to the Company's pension plan assets.

The estimated fair value of the Company’s equity and debt mutual funds is disclosed in Level 1 as the estimates are based on unadjusted market prices.

The estimated fair value of money market mutual funds, which approximates cost, is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s pension plan are measured on a recurring basis at December 31, 2009.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total

Equity securities:
Vanguard Developed Markets Index Fund (a)	$472	—	—	472
Vanguard Small Cap Index Fund (b)	503	—	—	503
Vanguard 500 Index Fund (c)	2,314	—	—	2,314
Debt securities:
Vanguard Bond Index Fund (d)	1,955	—	—	1,955
Cash and cash equivalents	24	—	—	24

Total assets	$5,268	—	—	5,268

(a)
This category seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in the major markets of Europe and the Pacific region. It follows a passively managed, full replication approach.

(b)
This category seeks to track the performance of the MSCI® US Small Cap 1750 Index and it is a small-cap equity diversified across growth and value styles. It follows a passively managed, full replication approach.

(c)
This category seeks to track the performance of a benchmark index that measures the investment return of large-capitalization stocks. The fund employs a passive management investment approach designed to track the performance of the Standard & Poor's 500 index. It invests all, or substantially all, of assets in the stocks that make up the index, holding each stock in approximately the same proportion as its weighting in the index.

(d)
This category seeks to track the performance of the Barclays Capital U.S. Long Government/Credit Float Adjusted Bond Index with diversified exposure to the long-term, investment-grade U.S. bond market. It is passively managed using index sampling and provides high current income with high credit quality.

(e)	Cash Flows

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2010	$242
2011	272
2012	679
2013	388
2014	298
2015 – 2019	8,760

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

As a result of the defined benefit pension plan freeze, the Company's minimum required contribution in 2010 is expected to be $0.  However, the Company expects to make a contribution of at least $500 in order to improve the adequacy of the funding position and take advantage of the tax benefits associated with making such a contribution.

The expected contribution for the SERP plan will be a minimum of $47, representing the normal benefit payments to the lone participant in payment status.  However, the board is considering terminating the plan and replacing it with restricted stock grants if shareholders approve the Company's stock based incentive plan.  If that occurs, then the one participant in pay status would receive a payment for the present value of the accrued benefit, estimated to be $595.  The present value of the accrued benefit for the remainder of the participants is expected to be settled in restricted stock.

Savings Plan

The Company has a defined contribution benefit plan sponsored by PMIC covering all employees who have attained age 21. Eligible employees may contribute up to 30% of their salary to the plan, subject to statutory limits. The Company matches 50% of employee contributions up to 3% of employee compensation. Amounts charged to operations were $175, $225, and $242 for 2009, 2008, and 2007, respectively.

ESOP

The Company sponsors an ESOP, which became effective on October 16, 2009. Eligible employees generally include those employees who have completed six months of service. All employees who had completed six months of service with the Company, prior to the effective date of the plan, were determined to have met the eligibility requirements on that date. ESOP shares are allocated to participants based on the ratio of their individual compensation during the plan year multiplied by a factor that corresponds with their combined age and years of service.  A final allocation percentage is then determined by calculating the ratio of an individual’s initial compensation allocation percentage to the total of all eligible participants’ initial compensation allocation percentages.

The Company issued 539,999 shares of its common stock to the ESOP on October 16, 2009.  The ESOP is funded entirely by an employer loan in the amount of $5,400, which will be repaid in ten equal installments. These shares held by the ESOP will be allocated over the same 10-year period to eligible employees.  Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of December 31, 2009, or for the period October 17, 2009 through December 31, 2009, are as follows (in thousands, except for share data):

Suspense shares	539,999
Allocated shares	—
Shares committed to be released	9,000
Average price per share	$10.20
Stock compensation expense	$92

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts.  Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2009, the estimated fair value of unearned ESOP shares was $5,841.

For the year ended December 31, 2009, the Company made a cash contribution of $111 to the ESOP.  The ESOP used these contributions to make the annual payment to the Company related to the outstanding balance of the loan.  The transactions between the Company and the ESOP are eliminated for purposes of the consolidated statements of cash flows.

(11)	Federal Income Tax

Components of the provision for income tax (benefit) expense from continuing operations for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Current expense (benefit):
Federal	$339	(310)	604
Deferred benefit:
Federal	(685)	(1,068)	(208)
Total tax (benefit) expense	$(346)	(1,378)	396

The Company’s net (refunds) payments for income taxes in 2009, 2008, and 2007 were $(907), $23, and $1,963, respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

A reconciliation of the expected and actual federal income tax (benefit) expense from continuing operations for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Expected tax at 34%	$1,041	(1,985)	627
State income tax benefit	(80)	(35)	(193)
Nontaxable investment income	(385)	(397)	(378)
Accrual adjustment	—	(58)	96
Change in valuation reserve for capital loss carryforwards	(1,026)	1,026	—
Change in valuation reserve for state NOL carryforwards	80	35	193
Other items, net	24	36	51
Total tax (benefit) expense	$(346)	(1,378)	396

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts for income tax purposes. Components of the Company’s deferred tax assets and liabilities from continuing operations for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Discounting of unpaid losses	$3,391	3,261
Unearned premium reserve	2,669	2,787
Capital losses carried forward	1,191	1,936
Accrued retirement benefit	1,112	1,462
Guaranty fund liability	510	456
Compensation related accruals	471	92
State net operating losses	629	571
Other items	233	545
Gross deferred tax assets	10,206	11,110
Valuation reserve	(629)	(1,597)
Net deferred tax assets after valuation reserve	9,577	9,513
Deferred tax liabilities:
Deferred policy acquisition costs	3,418	3,604
Unrealized investment gains, net	1,845	466
Depreciation and amortization	279	195
Accrued premium tax credits	206	191
Prepaid expenses	125	115
Other items	186	214
Gross deferred tax liabilities	6,059	4,785
Net deferred tax asset	$3,518	4,728

At December 31, 2009 and 2008, the Company had available $3,503 and $5,694, respectively, of federal capital loss carryforwards and $6,295 and $5,721, respectively, of state income tax net operating loss (NOL) carryforwards. The capital loss carryforwards have a five year carryforward and will expire in 2013.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

A valuation reserve is required to be established for any portion of the deferred tax asset that management believes more likely than not will not be realized. As a result of declining interest rates and the improvement in the credit markets, the Company’s fixed maturity investments have appreciated in value by $4,049 for the period ended December 31, 2009. Due to this improvement and the resulting unrealized capital gains, the Company intends to accelerate the reversal of the deferred tax liability associated with these unrealized gains through the sale of said investments. Therefore, as of December 31, 2009, the Company reversed the valuation reserve of $1,026 that was recorded against the deferred tax asset associated with the capital loss carryforwards as of December 31, 2008.

The Company concluded it is not more likely than not that state taxable income will be generated in the future to utilize the state NOL carryforwards.  At December 31, 2009 and 2008, a valuation reserve of $629 and $571, respectively, was recorded against the deferred tax asset associated with the state income tax NOL carryforwards.  The state NOL carryforwards have a 20 year carryforward and will expire from 2019 through 2029.

The Company has recorded income tax expense of $879 on discontinued operations, which relates primarily to the tax expense recorded on the sale of the assets of Eastern Insurance Group (EIG), whose book basis exceeded their tax basis. The Company has reviewed the potential of a tax position regarding a worthless stock deduction for its investment in EIG. The Company determined that the more-likely-than not recognition threshold would not be met. Therefore, if the Company were to conclude to take a tax return position on the 2009 Federal Income Tax Return, the benefit would need to be recorded as an uncertain tax position, with no current benefit recognized. The maximum favorable impact of this deduction is estimated to be $900, with reasonable possibility that the tax return position will not be taken.

As of December 31, 2009, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2009 were open for examination as of December 31, 2009.

(12)	Reinsurance

Reinsurance is ceded by the Company on a pro rata and excess of loss basis, with the Company’s retention generally at $500 per occurrence in 2009, 2008, and 2007. The Company purchased catastrophe excess-of-loss reinsurance with a retention of $2,000 per event in 2009, 2008, and 2007.

Effective January 1, 2009, the Company modified its reinsurance program in which the Company lowered its participation in the per-risk reinsurance treaty.  Losses between $500 and $1,000 are retained at 52.5% in 2009 versus a 75% retention rate in 2008.  Losses between $1,000 and $5,000 are retained at 0% in 2009 versus 25% in 2008.

The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. In  2009, the Company experienced favorable development on accident year 2008 loss reserves subject to the treaty.  In addition, accident year 2009 resulted in a loss ratio subject to the treaty for the twelve months ended December 31, 2009 of approximately 66%.  As a result of this favorable development on the 2008 accident year and the lower 2009 accident year loss ratio, the benefit recognized under the stop loss as of December 31, 2008 has reversed.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.

The effect of reinsurance, with respect to premiums and losses, for the years ended December 31, 2009, 2008, and 2007 is as follows:

(a)	Premiums

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$88,356	90,331	94,985	96,239	94,073	90,796
Assumed	873	876	1,379	1,387	1,203	1,215
Ceded	(15,583)	(15,849)	(18,997)	(18,889)	(21,157)	(21,041)
Net	$73,646	75,358	77,367	78,737	74,119	70,970

(b)	Losses and Loss Adjustment Expenses

	2009	2008	2007
Direct	$58,665	70,442	59,245
Assumed	462	1,003	1,845
Ceded	(6,373)	(14,055)	(11,307)
Net	$52,754	57,390	49,783

(c)	Unearned Premiums

	2009	2008	2007
Direct	$43,304	45,310	46,576
Assumed	9	12	19
Prepaid reinsurance (ceded)	(4,076)	(4,342)	(4,234)
Net	$39,237	40,980	42,361

(d)	Loss and Loss Adjustment Expense Reserves

	2009	2008	2007
Direct	$97,889	98,366	85,614
Assumed	8,821	9,699	10,342
Gross	$106,710	108,065	95,956

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)	Liability for Losses and Loss Adjustment Expenses

Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	2009	2008	2007
Balance at January 1	$108,065	95,956	89,405
Less reinsurance recoverables	22,625	18,727	20,089
Net liability at January 1	85,440	77,229	69,316
Incurred related to:
Current year	51,199	62,612	54,421
Prior years	1,555	(5,222)	(4,638)
Total incurred	52,754	57,390	49,783
Paid related to:
Current year	21,296	26,578	22,191
Prior years	28,544	22,601	19,679
Total paid	49,840	49,179	41,870
Net liability at period-end	88,354	85,440	77,229
Add reinsurance recoverables	18,356	22,625	18,727
Balance at period-end	$106,710	108,065	95,956

The Company recognized unfavorable development in the provision for insured events of prior years of $1,555 in 2009 and favorable development of $5,222, and $4,638 in 2008 and 2007, respectively. Increases or decreases of this nature occur as the result of claim settlements during the current year, and as additional information is received regarding individual claims, causing changes from the original estimates of the cost of these claims. Recent loss development trends are also taken into account in evaluating the overall adequacy of unpaid losses and loss adjustment expenses.

Overall the Company experienced prior year unfavorable development of $1,555 in 2009.  The development in 2009 is primarily attributable to unfavorable development in the workers’ compensation line of business of $2,173 and the commercial auto liability line of business of $740, partially offset by favorable development in the fire and allied line of business of $636 and the liability line of business of $478.  The workers’ compensation development was the result of a higher level of incurred loss emergence relative to expectations for the 2008 and 2007 accident years and the reduction of ceded losses under the aggregate stop loss contract.  The commercial auto liability development was primarily the result of adverse case development on previously reported claims. The overall development of $1,555 related to all of these lines of business has been adversely impacted by the reversal of the accident year 2008 ceded losses under the aggregate stop loss contract in the amount of $4,292.

The development in 2008 is primarily attributable to favorable development in the fire and allied line of business of $2,229, the workers’ compensation line of business of $1,652, and the commercial auto liability line of business of $1,124. The fire and allied lines development was the result of prior years’ claims settling for less than originally estimated. The development in the workers’ compensation and commercial auto lines was due to the general observation of declines in claims severity on prior accident years.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The development in 2007 is primarily attributable to the workers’ compensation line of business of $2,757, the commercial auto liability line of business of $2,525, and fire and allied line of business of $1,064. The Company broadly observed some decreasing frequency and severity in the commercial auto liability line and decreasing severity in the workers’ compensation line. The fire and allied lines development was attributable to claims settling for less than originally reserved.

This development for 2007 was partly offset by $1,493 of unfavorable development in the commercial multi-peril line and reserve strengthening of $374 related to asbestos claims assumed from a terminated reinsurance pool. The commercial multi-peril line experienced an increase in newly reported claims for the 2005 accident year.

(14)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

In 2008 and 2007, the Company incurred retirement and severance expense of $254 and $663, respectively, for terminated employees. Total retirement and severance expense of $363 and $831 was unpaid as of December 31, 2009 and 2008, respectively.

(15)	Guaranty Fund and Other Insurance-Related Assessments

The Company records its estimated future payment related to guaranty fund assessments and its estimated ultimate exposure related to other insurance-related assessments. Estimates are based on historical assessment and payment patterns, the Company’s historical premium volume, and known industry developments that affect these assessments, such as insurance company insolvencies and industry loss and pricing trends. The Company’s net accrued liability for guaranty fund and other insurance related assessments is $1,397 and $1,528 at December 31, 2009 and 2008, respectively. The accrual is expected to be paid as assessments are made over the next several years.

(16)	Segment Information

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Segment information for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Revenues:
Premiums earned:
Agribusiness	$45,289	45,298	40,245
Commercial business	28,961	31,805	29,260
Other	1,108	1,634	1,465
Total premiums earned	75,358	78,737	70,970
Investment income, net of investment expense	5,648	5,335	5,324
Realized investment gains (losses), net	199	(5,819)	(702)
Other income	223	411	508
Total revenues	$81,428	78,664	76,100
Components of net income (loss):
Underwriting (loss) income:
Agribusiness	$1,985	313	441
Commercial business	(4,509)	(5,046)	(1,913)
Other	175	288	(998)
Total underwriting losses	(2,349)	(4,445)	(2,470)
Investment income, net of investment expense	5,648	5,335	5,324
Realized investment gains (losses), net	199	(5,819)	(702)
Other income	223	411	508
Corporate expense	(429)	(770)	(506)
Interest expense	(22)	(184)	(125)
Other expense, net	(209)	(365)	(184)
Income (loss) from continuing operations, before income taxes	3,061	(5,837)	1,845
Income tax (benefit) expense	(346)	(1,378)	396
Income (loss) from continuing operations	$3,407	(4,459)	1,449

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	2009	2008	2007
Discontinued operations:
Income (loss) from discontinued operations, before income taxes	$39	(3,090)	(489)
Income tax expense (benefit)	879	(170)	(126)
Loss from discontinued operations	(840)	(2,920)	(363)
Net income (loss)	$2,567	(7,379)	1,086

The following table sets forth the net premiums earned by major lines of business for our core insurance products in the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net premiums earned:
Agribusiness
Property	$16,546	16,412	13,772
Commercial auto	11,632	12,119	11,859
Liability	9,196	8,795	7,540
Workers' compensation	7,238	7,310	6,394
Other	677	662	680
Agribusiness subtotal	45,289	45,298	40,245
Commercial lines
Property & liability	17,731	19,428	18,301
Workers' compensation	6,235	7,451	6,524
Commercial auto	4,746	4,659	4,194
Other	249	267	241
Commercial lines subtotal	28,961	31,805	29,260
Other	1,108	1,634	1,465
Total net premiums earned	$75,358	78,737	70,970

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17)	Reconciliation of Statutory Filings to Amounts Reported Herein

A reconciliation of the Company’s statutory net income (loss) and surplus to net income (loss) and equity, under GAAP, is as follows:

	2009	2008	2007
Net income (loss):
Statutory net income (loss)	$3,422	(4,718)	878
Deferred policy acquisition costs	(548)	(413)	633
Deferred federal income taxes	685	1,068	208
Other, including noninsurance amounts	(152)	(396)	(270)
Discontinued operations	(840)	(2,920)	(363)
GAAP net income (loss)	$2,567	(7,379)	1,086
Surplus:
Statutory capital and surplus	$72,491	42,569	50,795
Equity of noninsurance entities	15,065	(2,827)	379
Deferred policy acquisition costs	10,053	10,601	11,014
Deferred federal income taxes	(3,760)	(4,111)	(3,700)
Nonadmitted assets	2,150	3,342	1,598
Unrealized gains on fixed maturities, net of tax	3,581	908	1,185
Other items, net	468	273	130
GAAP shareholders' equity	$100,048	50,755	61,401

The above statutory basis net income (loss) and capital and surplus amounts relate to the Company’s insurance subsidiaries, PMIC and AMIC.

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, are subject to risk-based capital requirements, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. As of December 31, 2009, the Company’s insurance subsidiaries were in compliance with their risk-based capital requirements. Applying the current regulatory restrictions as of December 31, 2009, approximately $7,249 would be available for distribution to the Company during 2010 without prior approval.

(18)	Discontinued Operations

In July 2008, the Company entered into an asset purchase agreement and sold the assets of PSTS for $150. The Company recorded a pre-tax loss on sale of $117.  In September 2009, the Company received $52 for the contingent portion of the sale price, which was recognized at that time.

The results of operations for PSTS were reported within discontinued operations in the accompanying consolidated statements of operations for all periods presented.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Operating results from PSTS for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Net revenue	$—	720	1,458
Income (loss) from discontinued operations, before income taxes	$50	(53)	(196)
Income tax expense (benefit)	17	(18)	(59)
Income (loss) from discontinued operations	$33	(35)	(137)

In 2008, the Company’s board of directors approved a plan to explore the sale of EIG. The decision resulted from continued evaluation of the Company’s long term strategic plans and the role that the insurance brokerage segment played in that strategy. In the third quarter of 2008, the board approved a plan for a public offering and, at the same time, fully committed to the sale of EIG in order to concentrate solely on insurance underwriting as a long term core competency.

At September 30, 2008, the Company tested the goodwill carrying value of EIG for impairment. The possibility of impairment was evident based on information obtained in the selling process and the deterioration of local and national economic conditions. As a result of the impairment test, the Company recognized an impairment to goodwill of $2,435 within discontinued operations at September 30, 2008 (unaudited), which represented its best estimate, as discussed in note 2. The Company completed the sale of EIG on February 2, 2009. Pursuant to the asset purchase agreement, the Company sold substantially all of EIG’s assets and liabilities for proceeds of $3,109, less estimated costs to sell of $248. Based on the fair value determined by the final terms of the sale and finalization of step 2 of the goodwill impairment test, the Company recorded an additional write down of goodwill at December 31, 2008 of $165. In the first quarter of 2009, the Company recorded a pretax loss on sale of $6.

The Company completed the sale of EIG on February 2, 2009 recording a pre-tax loss on sale in the first quarter 2009. A portion of the proceeds of the sale was used to pay off $285 of acquisition payables in liabilities held-for-sale.

The results of operations for EIG were reported within discontinued operations in the accompanying consolidated statements of operations for all periods presented.

EIG’s operating results for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Net revenue	$—	3,437	4,130
Loss from discontinued operations, before income taxes	$(11)	(3,037)	(293)
Income tax expense (benefit)	862	(152)	(67)
Loss from discontinued operations	$(873)	(2,885)	(226)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Assets and liabilities of EIG as of December 31, 2008, which is included in assets and liabilities held-for-sale on the consolidated balance sheet, comprise the following:

2008
Assets:
Cash	$—
Receivables	420
Goodwill	2,147
Intangible assets	464
Other assets	183
Total assets	$3,214
Liabilities:
Accounts payable and accrued expenses	$362
Acquisition payables	285
Total liabilities	$647

Operating results from total discontinued operations for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Net revenue	$—	4,157	5,588
Income (loss) from discontinued operations, before income taxes	$39	(3,090)	(489)
Income tax expense (benefit)	879	(170)	(126)
Loss from discontinued operations	$(840)	(2,920)	(363)

EIG is the only segment with reportable activity in assets and liabilities held-for-sale as of December 31, 2008.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(19)	Shareholders’ Equity

(a)
On October 16, 2009, Penn Millers Mutual completed its conversion to stock form.  The Corporation sold a total of 5,444,022 shares in a subscription and community offering at $10.00 per share, through which the Corporation received proceeds of $45,172, net of conversion and offering costs of $3,867.  On July 28, 2009, the board of directors approved the implementation of an ESOP.  The ESOP acquired 539,999 shares at $10.00 per share.

(b)
In April 2009 the board of directors approved the authorization of 1,000,000 shares of no par preferred stock of the Corporation upon conversion. The authorized but unissued preferred shares may be issued in one or more series and the share of each series shall have such rights as fixed by the board of directors.

(c)	The activity of the Corporation’s common stock was as follows:

2009
(number of shares)
Common stock issued
Balance, beginning October 16, 2009	—
Issuance of shares	5,444,022
Balance, end of year	5,444,022
Treasury stock
Balance, beginning October 16, 2009	—
Repurchase of shares	217,761
Balance, end of year	217,761

(d)	As of December 31, 2009, 54,440 shares remained under the share repurchase authorization that was approved by the board of directors in October 2009. The authorization has no expiration date.

(20)	Quarterly Financial Data (unaudited)

The Company’s unaudited quarterly financial information for continuing operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited, in thousands, except per share data)

Total revenues	$19,465	23,249	20,208	20,940	22,302	18,271	19,453	16,204
Total losses and expenses	18,575	19,880	20,359	22,303	21,453	20,168	17,980	22,150
Income (loss) from continuing operations, before income taxes	890	3,369	(151)	(1,363)	849	(1,897)	1,473	(5,946)
Income tax expense (benefit)	205	985	(98)	(491)	(569)	(354)	116	(1,518)
Income (loss) from continuing operations (1)	685	2,384	(53)	(872)	1,418	(1,543)	1,357	(4,428)

Net income per share (2) (3)
Basic	N/A	N/A	N/A	N/A	N/A	N/A	0.19	N/A

(1)
During the preparation of the second quarter 2009 financial statements, the Company discovered an error in the accrual of ceded premium for the 2009 accident year under the aggregate stop loss contract in effect for 2008 and 2009.  Pursuant to SAB No. 108, Quantifying Financial Statement Misstatements, it was determined the misstatements were not material.  An adjustment of ($166) to net income is reflected in the first quarter financial information above.

(2)
Earnings per share data reflects only the net income for the period from October 17, 2009 through December 31, 2009, the period subsequent to the conversion and sale of stock.  Net income during this period was $929.

(3)	Earnings per share for the periods prior to October 17, 2009 are not applicable.

PENN MILLERS HOLDING CORPORATION

Schedule II - Condensed Financial Information of Parent Company

Condensed Balance Sheet

December 31, 2009

(Dollars in thousands, except share data)

2009
Assets
Investments in common stock of subsidiary (equity method)	$83,316
Investments:
Fixed maturities investments:
Available for sale, at fair value (amortized cost $5,060 in 2009)	5,022
Cash and cash equivalents	13,199
Accrued investment income	35
Receivables from affiliates	1,887
Deferred income taxes	1,261
Other	327
Total assets	$105,047
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$4,443
Income taxes payable	556
Total liabilities	4,999
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2009, 5,444,022; outstanding 2009, 4,695,262 shares	54
Additional paid-in capital	50,520
Accumulated other comprehensive income	2,519
Retained earnings	54,481
Unearned ESOP, 530,999 shares	(5,310)
Treasury stock, at cost, 217,761 shares	(2,216)
Total shareholders' equity	100,048
Total liabilities and shareholders' equity	$105,047

(Continued)

PENN MILLERS HOLDING CORPORATION

Schedule II - Condensed Financial Information of Parent Company

Condensed Statement of Operations

For the Period from October 17, 2009 to December 31, 2009

(Dollars in thousands)

2009
Revenues:
Investment income, net of investment expense	$13
Total revenues	13
Losses and expenses:
Administrative expenses	333
Interest expense	7
Total losses and expenses	340
Operating loss	(327)
Income tax benefit	(110)
Loss before equity in income of subsidiaries	(217)
Equity in income of subsidiaries	2,784
Net income	$2,567

(Continued)

PENN MILLERS HOLDING CORPORATION

Schedule II - Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

Year ended December 31, 2009

(Dollars in thousands)

2009
Cash flows from operating activities:
Net income	$2,567
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,784)
Deferred income taxes	36
ESOP share allocation	92
Other, net	(65)
Net cash used in operating activities	(154)
Cash flows from investing activities:
Investments in subsidiaries	(24,540)
Available-for-sale investments:
Purchases	(5,069)
Net cash used in investing activities	(29,609)
Cash flows from financing activities:
Net proceeds from issuance of common stock	49,040
Purchase of treasury stock	(2,216)
Initial public offering costs paid	(2,062)
Net borrowings on line of credit	(1,800)
Net cash provided by financing activities	42,962

Net increase in cash	13,199
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$13,199

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PENN MILLERS HOLDING COMPANY AND SUBSIDIARY

Schedule III - Supplementary Insurance Information

Years ended December 31, 2009, 2008 and 2007

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims		Claims
	Acquisition	and Loss	Unearned	and Benefits	Net premium
	Costs	Expenses	Premiums	Payable	Earned
	(Dollars in thousands)
December 31, 2009
Agribusiness	$6,386	49,555	28,727	—	45,289
Commercial business	3,665	48,167	14,577	—	28,961
Other	2	8,988	9	—	1,108
Total	$10,053	106,710	43,313	—	75,358
December 31, 2008
Agribusiness	$5,981	47,212	27,352	—	45,298
Commercial business	4,616	50,680	17,957	—	31,805
Other	4	10,173	13	—	1,634
Total	$10,601	108,065	45,322	—	78,737
December 31, 2007
Agribusiness	$6,429	42,881	27,552	—	40,245
Commercial business	4,579	41,805	19,021	—	29,260
Other	6	11,270	22	—	1,465
Total	$11,014	95,956	46,595	—	70,970

(Continued)

PENN MILLERS HOLDING COMPANY AND SUBSIDIARY

Schedule III - Supplementary Insurance Information

Years ended December 31, 2009, 2008 and 2007

			Benefits,
	Net		Claims, Losses		Other
	Investment		and Settlement	Amortization	Operating	Premium
	Income		Expenses	of DPAC	Expenses	Written
	(Dollars in thousands)
December 31, 2009
Agribusiness	$		29,654	12,741		46,787
Commercial business			22,695	8,368		25,754
Other			405	274		1,105
Total		$5,648	52,754	21,383	3,999	73,646
December 31, 2008
Agribusiness	$		31,137	13,024		45,110
Commercial business			25,480	9,628		30,632
Other			773	429		1,625
Total		$5,335	57,390	23,081	3,481	77,367
December 31, 2007
Agribusiness	$		27,313	12,436		41,402
Commercial business			20,570	9,042		31,266
Other			1,900	452		1,451
Total		$5,324	49,783	21,930	2,233	74,119
See note 16 of the notes to the consolidated financial statements.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PENN MILLERS HOLDING COMPANY AND SUBSIDIARY

Schedule IV - Reinsurance

Years ended December 31, 2009, 2008 and 2007

					Percentage
		Ceded to	Assumed from		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(Dollars in thousands)
Premiums earned:
2009	$90,331	15,849	876	75,358	1.16%
2008	96,239	18,889	1,387	78,737	1.76
2007	90,796	21,041	1,215	70,970	1.71

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PENN MILLERS HOLDING COMPANY AND SUBSIDIARY

Schedule V - Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$364	295	250
Additions	203	335	202
Deletions	(287)	(266)	(157)
Ending balance	$280	364	295

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PENN MILLERS HOLDING COMPANY AND SUBSIDIARY

Schedule VI - Supplementary Information

Years ended December 31, 2009, 2008 and 2007

	Deferred	Reserve for	Discount on
	Policy	Losses and	Reserve for
	Acquisition	Loss Adj.	Losses and Loss	Unearned	Net Earned	Net Investment
	Costs	Expenses	Adj. Expenses	Premium	Premiums	Income
	(Dollars in thousands)
2009	$10,053	106,710	—	43,313	75,358	5,648
2008	10,601	108,065	—	45,322	78,737	5,335
2007	11,014	95,956	—	46,595	70,970	5,324

				Paid Losses and
	Losses and LAE Incurred		Amortization	Adjustment	Net Written
	Current Year	Prior Year	of DPAC	Expenses	Premiums
2009	$51,199	1,555	21,383	49,840	73,646
2008	62,612	(5,222)	23,081	49,179	77,367
2007	54,421	(4,638)	21,930	41,870	74,119

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

              The Company’s Chief Executive Officer and Chief Financial have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b) Changes in Internal Control Over Financial Reporting

The Company has implemented certain control enhancements over the processes and controls related to reinsurance contract accounting compliance and documenting the review of significant terms and conditions of reinsurance contracts, generally.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s Registered Public Accounting Firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to include a report of management’s assessment of internal control over financial reporting and an attestation report of our Registered Public Accounting Firm in our annual Report on Form 10-K for the year ended December 31, 2010.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information contained under the captions “Proposal No. 1 — Election of Directors,” “Executive Compensation — Our Named Executive Officers,” “Board of Directors and Governance Information — Penn Millers’ Commitment to Shareowner - Sensitive Governance — Conduct Codes,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Governance Information — Committees of the Board and Meetings — Audit Committee,” and “Report of the Audit Committee” of  our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

Item 11. Executive Compensation

    The information required by Item 11 is incorporated by reference to the information contained under the captions “Executive Compensation” and “Director Compensation” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 is incorporated by reference to the information contained under the captions “Principal Shareholders” and “Beneficial Ownership by Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by Item 13 is incorporated by reference to the information contained under the captions “Board of Directors and Governance Information — Director Independence” and “Board of Directors and Governance Information — Governance Committee — Transactions with Related Persons, Promoters and Certain Control Persons” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

Item 14. Principal Accounting Fees and Services

    The information required by Item 14 is incorporated by reference to the information contained under the caption “Proposal No. 2  — Ratification of Independent Accounting Firm” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

    (a)(1) The consolidated financial statements filed as part of this Report are listed in the Index to the Consolidated Financial Statements under Part II Item 8 – “Financial Statements and Supplementary Data.”

    (a)(2) The financial statement schedules submitted herewith for the years 2009, 2008 and 2007 are listed in the Index to the Consolidated Financial Statements under Part II Item 8 – “Financial Statements and Supplementary Data.”All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (a)(3) Exhibits

    The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index. Exhibits marked with an asterisk are filed herewith.

EXHIBIT INDEX

2.1
Penn Millers Mutual Holding Company Plan of Conversion from Mutual to Stock Form is incorporated by reference herein to Exhibit No. 2.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

3.1
Articles of Incorporation of Penn Millers Holding Corporation are incorporated by reference herein to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

3.2	Bylaws of Penn Millers Holding Corporation are incorporated by reference herein to Exhibit No. 3.2 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

4.1
Form of certificate evidencing shares of common stock of Penn Millers Holding Corporation is incorporated by reference herein to Exhibit No. 4.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

10.1
Executive Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Douglas A. Gaudet, as amended and restated, dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.2 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.2
Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Michael O. Banks dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.3 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.3
Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Kevin D. Higgins dated August 14, 2009 is incorporated by reference herein to Exhibit No. 10.4 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.4
Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Harold W. Roberts dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.5 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.5
Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Jonathan C. Couch dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.8 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.6
Separation and General Release Agreement between Eastern Insurance Group, Penn Millers Mutual Holding Company, its affiliates and William H. Spencer, Jr. is incorporated by reference herein to Exhibit No. 10.9 to the Company’s Form S-1 Registration Statement, (Commission File No. 333-156936).

10.7
Whole Account Accident Year Aggregate Excess of Loss Reinsurance Contract effective January 1, 2008 through January 1, 2009 is incorporated by reference herein to Exhibit No. 10.10 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

10.8	Property Catastrophe Excess of Loss Reinsurance Contract Effective January 1, 2010*

10.9	Property & Casualty Excess of Loss Reinsurance Contract Effective January 1, 2010*

10.10	Casualty Excess of Loss Reinsurance Contract Effective January 1, 2010*

10.11	Umbrella Quota Share Reinsurance Contract Effective January 1, 2010*

10.12	Property Excess of Loss Reinsurance Contract Effective January 1, 2010*

10.13
Penn Millers Holding Corporation Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2006 is incorporated by reference herein to Exhibit No. 10.16 to the Company’s Form S-1 Registration Statement, (Commission File No. 333-156936).

10.14
Amendment of the Penn Millers Holding Corporation Supplemental Executive Retirement Plan, effective October 31, 2009 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2010, (Commission File No. 001-34496).

10.15
Penn Millers Holding Corporation Nonqualified Deferred Compensation and Company Incentive Plan, effective June 1, 2006 is incorporated by reference herein to Exhibit No. 10.17 to the Company’s Form S-1 Registration Statement, (Commission File No. 333-156936).

10.16
2009 Success Sharing Program for Employees of Penn Millers is incorporated by reference herein to Exhibit No. 10.18 to the Company’s Pre-Effective Amendment No. 2 to Form S-1Registration Statement, (Commission File No. 333-156936).

10.17
Penn Millers Holding Corporation Employee Stock Ownership Plan is incorporated by reference herein to Exhibit No. 10.19 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).

10.18
Employment Agreement, between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Keith A. Fry dated February 9, 2010 is incorporated by reference herein to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010, (Commission File No. 001-34496).

21.1	Subsidiaries of Penn Millers Holding Corporation.*

24.1	Powers of Attorney (contained on signature page).*

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION

March 31, 2010	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet, President and
Chief Executive Officer

March 31, 2010	By:	/s/ Michael O. Banks
Michael O. Banks, Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas A. Gaudet and Michael O. Banks, and each of them acting individually, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any other regulatory authority, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Douglas A. Gaudet	Director	March 31, 2010
Douglas A. Gaudet	President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Harvey Sproul, Jr.	Director and Chairman	March 31, 2010
J. Harvey Sproul, Jr.

/s/ F. Kenneth Ackerman, Jr.	Director and Vice Chairman	March 31, 2010
F. Kenneth Ackerman, Jr.

/s/ Heather M. Acker	Director	March 31, 2010
Heather M. Acker

/s/ Dorrance R. Belin, Esq.	Director	March 31, 2010
Dorrance R. Belin, Esq.

/s/ John L. Churnetski	Director	March 31, 2010
John L. Churnetski

/s/ John M. Coleman	Director	March 31, 2010
John M. Coleman

/s/ Kim E. Michelstein	Director	March 31, 2010
Kim E. Michelstein

/s/ Robert A. Nearing, Jr.	Director	March 31, 2010
Robert A. Nearing, Jr.

/s/ Donald A. Pizer	Director	March 31, 2010
Donald A. Pizer

/s/ James M. Revie	Director	March 31, 2010
James M. Revie