Form 10-Q
period 2010-03-31
PENN MILLERS HOLDING CORP
filed 2010-05-14
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2010, 5,226,261 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended March 31, 2010

PART 1 FINANCIAL INFORMATION

Item 1.	—	Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $157,636 in 2010 and $161,730 in 2009)	$163,520	167,155
Equity securities, at fair value (cost $8,033 in 2010 and $0 in 2009)	8,276	—

Total investments	171,796	167,155

Cash and cash equivalents	17,806	20,220
Premiums and fees receivable	27,596	29,526
Reinsurance receivables and recoverables	19,376	19,502
Deferred policy acquisition costs	10,192	10,053
Prepaid reinsurance premiums	4,081	4,076
Accrued investment income	1,608	1,810
Property and equipment, net of accumulated depreciation	3,643	3,769
Income taxes receivable	22	—
Deferred income taxes	3,268	3,518
Other	4,093	3,821

Total assets	$263,481	263,450

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expense reserves	$109,974	106,710
Unearned premiums	42,624	43,313
Accounts payable and accrued expenses	10,445	12,762
Income taxes payable	—	617

Total liabilities	163,043	163,402

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 5,444,022; outstanding 4,708,762 and 4,695,262 shares	54	54
Additional paid-in capital	50,533	50,520
Accumulated other comprehensive income	3,003	2,519
Retained earnings	54,239	54,481
Unearned ESOP, 517,499 and 530,999 shares	(5,175)	(5,310)
Treasury stock, at cost, 217,761 shares	(2,216)	(2,216)

Total shareholders’ equity	100,438	100,048

Total liabilities and shareholders’ equity	$263,481	263,450

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2010	2009
Revenues:
Premiums earned	$17,056	18,057
Investment income, net of investment expense	1,572	1,359
Realized investment gains on securities sold, net	372	29
Other income	92	20

Total revenues	19,092	19,465

Losses and expenses:
Losses and loss adjustment expenses	13,372	11,970
Amortization of deferred policy acquisition costs	4,877	5,506
Underwriting and administrative expenses	1,119	976
Interest expense	—	76
Other expense, net	33	47

Total losses and expenses	19,401	18,575

(Loss) income from continuing operations, before income taxes	(309)	890
Income tax (benefit) expense	(67)	205

(Loss) income from continuing operations	(242)	685

Discontinued operations:
Loss from discontinued operations, before income taxes	—	(16)
Income tax expense	—	804

Loss from discontinued operations	—	(820)

Net loss	$(242)	(135)

Basic earnings per common share:
Loss from continuing operations	$(0.05)
Loss from discontinued operations	—

Net loss per common share	$(0.05)

Diluted earnings per common share:
Loss from continuing operations	$(0.05)
Loss from discontinued operations	—

Net loss per common share	$(0.05)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Three months ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Total
Balance at December 31, 2008	—	—	—	(1,159)	51,914	—	—	50,755
Net loss					(135)			(135)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $184				357				357
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $9				(17)				(17)

Net unrealized investment gain								340
Defined benefit pension plan, net of related income tax expense of $18				35				35

Comprehensive income								240

Balance at March 31, 2009	—	—	—	(784)	51,779	—	—	50,995

Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048
Net loss					(242)			(242)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $365				709				709
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $126				(246)				(246)

Net unrealized investment gain								463
Defined benefit pension plan, net of related income tax expense of $11				21				21

Comprehensive income								242

ESOP shares released			13			135		148

Balance at March 31, 2010	5,444,022	$54	50,533	3,003	54,239	(5,175)	(2,216)	100,438

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended March 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(242)	(135)
Loss from discontinued operations	—	820
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	1,363	(1,619)
Change in losses and loss adjustment expense reserves	3,264	8,710
Change in accounts payable and accrued expenses	(2,286)	(779)
Deferred income taxes	—	910
Change in deferred acquisition costs	(139)	79
Amortization and depreciation	156	172
ESOP share allocation	148	—
Realized investment gains, net	(372)	(29)
Other, net	(476)	(1,016)

Net cash provided by operating activities	1,416	7,113

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(17,209)	(9,983)
Sales	11,009	2,066
Maturities	2,400	2,000
Proceeds on sale of net assets of subsidiaries	—	2,576
(Purchases) and sales of property and equipment, net	(30)	139

Cash used in investing activities — continuing operations	(3,830)	(3,202)
Cash provided by investing activities — discontinued operations	—	285

Net cash used in investing activities	(3,830)	(2,917)

Cash flows from financing activities:
Initial public offering costs paid	—	(830)
Net borrowings on line of credit	—	733
Repayment of long-term debt	—	(78)

Cash used in financing activities — continuing operations	—	(175)
Cash used in financing activities — discontinued operations	—	(285)

Net cash used in financing activities	—	(460)

Net (decrease) increase in cash	(2,414)	3,736
Cash and cash equivalents at beginning of period	20,220	11,959

Cash and cash equivalents at end of period	17,806	15,695
Less cash of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$17,806	15,695

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All material intercompany balances and accounts have been eliminated in consolidation. As described in Note 18 to the Company’s financial statements included in the Company’s Registration Statement on Form S-1, during the second quarter of 2009 the Company discovered an immaterial error in the accrual of ceded premium under the aggregate stop loss. The March 31, 2009 financial statements have been corrected to properly account for the stop loss. The impact on net income was a decrease of $166. Pursuant to SAB No. 108, it was determined that the misstatement is not material to the financial statements issued as of and for the three months ended March 31, 2009. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K.
(2)	Use of Estimates
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
(3)	Concentration of Risk
The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 33 states, direct premiums written for two states, New Jersey and Pennsylvania, accounted for more than 20% of the Company’s direct premiums written for the three months ended March 31, 2010. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.
(4)	Stock-Based Compensation
The Company has adopted a stock-based incentive plan, which was submitted to and approved by the shareholders at the annual meeting on May 12, 2010. Under this plan, participants will be awarded restricted shares of common stock, restricted stock units denominated in shares of common stock or options to purchase shares of common stock. The fair value of stock options will be estimated using an acceptable valuation model. The fair value of non-vested stock awards and restricted stock units will be the market price of the Company’s stock on the date of grant.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(5)	Adoption of New Accounting Standards
In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying Note 7.
All other standards and updates of those standards issued during the three months ended March 31, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.
(6)	Earnings per Share
Basic earnings per share are computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period of 4,702,012. There were no dilutive potential common shares outstanding during this period. Consolidated net loss for the period ended March 31, 2010 was $242, resulting in basic loss per share of $0.05.
(7)	Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance, which is now a part of ASC 820.
The fair value of a financial asset or financial liability is the amount at which the asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidated sale. In accordance with the guidance set forth by ASC 820, the Company’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access. The Company classifies U.S. Treasury fixed maturity securities and publicly traded equity mutual funds as Level 1.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Level 2 — Valuations based on observable inputs, other than quoted prices included in Level 1, for assets and liabilities traded in less active dealer or broker markets. Valuations are based on identical or comparable assets and liabilities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections that are often unobservable in determining the fair value assigned to such assets or liabilities.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2010 and 2009.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
March 31, 2010:
Fixed maturities, available for sale
U.S. treasuries	$3,570	—	—	3,570
Agencies not backed by the full faith and credit of the U.S. government	—	15,427	—	15,427
State and political subdivisions	—	39,747	—	39,747
Commercial mortgage-backed securities	—	2,829	—	2,829
Residential mortgage-backed securities	—	27,171	—	27,171
Corporate securities	—	74,776	—	74,776

Total available for sale	$3,570	159,950	—	163,520

Equity securities
Stock Market Index Fund	$8,276	—	—	8,276

Total equities	$8,276	—	—	8,276

Total assets	$11,846	159,950	—	171,796

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Fixed maturities, available for sale
U.S. treasuries	$4,612	—	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	—	17,441	—	17,441
State and political subdivisions	—	39,334	—	39,334
Commercial mortgage-backed securities	—	3,775	—	3,775
Residential mortgage-backed securities	—	28,302	—	28,302
Corporate securities	—	73,691	—	73,691

Total available for sale	$4,612	162,543	—	167,155

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value estimates of the Company’s investments provided by the independent pricing service at March 31, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of March 31, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at March 31, 2010.
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their March 31, 2010 and December 31, 2009 carrying values.
(8)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at March 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2010:
U.S. Treasuries	$3,496	74	—	3,570
Agencies not backed by the full faith and credit of the U.S. government	15,003	440	16	15,427
State and political subdivisions	37,987	1,844	84	39,747
Commercial mortgage-backed securities	2,768	72	11	2,829
Residential mortgage-backed securities	26,320	939	88	27,171
Corporate securities	72,062	2,760	46	74,776

Total fixed maturities	$157,636	6,129	245	163,520

Total equity securities	$8,033	243	—	8,276

December 31, 2009:
U.S. Treasuries	$4,499	113	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	16,933	538	30	17,441
State and political subdivisions	37,415	1,994	75	39,334
Commercial mortgage-backed securities	3,806	34	65	3,775
Residential mortgage-backed securities	27,607	844	149	28,302
Corporate securities	71,470	2,463	242	73,691

Total fixed maturities	$161,730	5,986	561	167,155

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$11,658	11,851
Due after one year through five years	74,720	77,670
Due after five years through ten years	34,438	36,098
Due after ten years	7,732	7,901

	128,548	133,520
Commercial mortgage-backed securities	2,768	2,829
Residential mortgage-backed securities	26,320	27,171

Total fixed maturities	$157,636	163,520

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At March 31, 2010 and December 31, 2009, investments with a fair value of $4,326 and $4,358, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended
	March 31,
	2010	2009
Interest on fixed maturities	$1,659	1,478
Dividends on equity securities	33	—
Interest on cash and cash equivalents	3	5

Total investment income	1,695	1,483
Investment expense	(123)	(124)

Investment income, net of investment expense	$1,572	1,359

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended
	March 31,
	2010	2009
Fixed maturity securities:
Available for sale:
Gross gains	$382	26
Gross losses	(10)	—
Other-than-temporary impairment losses	—	—

Realized investment gains, net	372	26
Change in value of interest rate swap	—	3

Realized investment gains after change in value of interest rate swap, net	$372	29

Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$459	508
Equity securities for continuing operations	243	—

Total for continuing operations	702	508
Equity securities for discontinued operations	—	7

Total including discontinued operations	$702	515

Income tax expense on net realized investment gains was $126 and $9 for the three months ended March 31, 2010 and 2009, respectively. Deferred income tax expense applicable to net unrealized investment gains included in equity was $2,083 and $1,845 at March 31, 2010 and December 31, 2009, respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of March 31, 2010 and December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2010:
Agencies not backed by the full faith and credit of the U.S. government	$4,671	16	—	—	4,671	16
State and political subdivisions	5,604	69	548	15	6,152	84
Commercial mortgage-backed securities	—	—	493	11	493	11
Residential mortgage-backed securities	8,939	88	—	—	8,939	88
Corporate securities	13,083	39	1,502	7	14,585	46

Total temporarily impaired securities	$32,297	212	2,543	33	34,840	245

2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	30	—	—	5,965	30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	423	5,964	138	47,782	561

The Company invests in high credit quality bonds. These fixed maturity investments are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $2,543 in fixed maturity securities, at fair value, that at March 31, 2010, had been below cost for over 12 months. The $33 of unrealized losses on such securities relates to securities, which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value are most likely attributable to the current interest rate environment.
Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of operations in the future.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
For the three months ended March 31, 2010 and 2009, no impairment charges had been incurred by the Company.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of March 31, 2010, fixed maturity securities issued by banks accounted for 9.1% of the bond portfolio’s book value. None of the Company’s fixed maturity securities have defaulted or required an impairment charge due to the subprime credit crisis.
(9)	Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 consisted of the following (all amounts net of taxes):

	For the three months ended March 31,
	2010	2009

Net loss	$(242)	(135)

Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	709	357
Less:
Reclassification adjustment for realized gains included in net loss	(246)	(17)

Net unrealized investment gains	463	340
Change in defined benefit plans	21	35

Other comprehensive income	484	375

Comprehensive income	$242	240

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Accumulated other comprehensive income at March 31, 2010 and December 31, 2009 consisted of the following amounts (all amounts net of taxes):

	March 31,	December 31,
	2010	2009

Unrealized investment gains for continuing operations	$4,043	3,580
Defined benefit pension plan — net actuarial loss	(1,040)	(1,061)

Accumulated other comprehensive income	$3,003	2,519

(10)	Employee Benefit Plans
Retirement Plans
The Company has a noncontributory defined benefit pension plan covering substantially all employees. Retirement benefits are a function of both the years of service and level of compensation. It is the Company’s policy to fund the plan in amounts not greater than the amount deductible for federal income tax purposes and not less than the minimum required contribution under the Pension Protection Act of 2006. The Company also sponsors a Supplemental Executive Retirement Plan (SERP). The SERP, which is unfunded, provides defined pension benefits outside of the qualified defined benefit pension plan to eligible executives based on average earnings, years of service, and age at retirement.
The net periodic pension cost for the plans consists of the following components:

	For the three months ended
	March 31,
	2010	2009
Components of net periodic pension cost:

Service cost	$48	170
Interest cost	123	147
Expected return on plan assets	(98)	(93)
Amortization of prior service costs	10	10
Amortization of net loss	21	43

Net periodic pension cost	$104	277

The Company expects to contribute $900 to the pension plan in 2010.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(11)	Federal Income Tax
As of March 31, 2010, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2009 were open for examination as of March 31, 2010.
Income tax payments, net of refunds were $573 in the first quarter of 2010.
(12)	Reinsurance
Reinsurance is ceded by the Company on a pro rata and excess of loss basis, with the Company’s retention generally at $500 per occurrence in 2010 and 2009. The Company purchased catastrophe excess-of-loss reinsurance with a retention of $2,000 per event in 2009. Effective January 1, 2010, the Company increased its retention to $3,000 per event.
Effective January 1, 2010, the Company increased its participation in the per-risk reinsurance treaty. Losses between $500 and $1,000 are retained at a rate of 60% in 2010 versus a 52.5% retention rate in 2009.
The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of March 31, 2010, the Company has not ceded any losses under the aggregate stop loss contract. Effective January 1, 2010, the Company has not entered into a new stop loss contract.
The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.
The effect of reinsurance, with respect to premiums and losses, for the three months ended March 31, 2010 and 2009 is as follows:
(a)	Premiums

	For the three months ended March 31,
	2010		2009
	Written	Earned	Written	Earned

Direct	$20,849	21,526	22,754	23,302
Assumed	88	88	222	222
Ceded	(4,563)	(4,558)	(5,294)	(5,467)

Net	$16,374	17,056	17,682	18,057

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(b)	Losses and Loss Adjustment Expenses

	For the three months ended
	March 31,
	2010	2009
Direct	$15,953	19,799
Assumed	(216)	(31)
Ceded	(2,365)	(7,798)

Net	$13,372	11,970

(c)	Unearned Premiums

	March 31,	December 31,
	2010	2009
Direct	$42,615	43,304
Assumed	9	9
Prepaid reinsurance (ceded)	(4,081)	(4,076)

Net	$38,543	39,237

(d)	Loss and Loss Adjustment Expense Reserves

	March 31,	December 31,
	2010	2009
Direct	$101,608	97,889
Assumed	8,366	8,821

Gross	$109,974	106,710

(13)	Segment Information
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months ended March 31, 2010 and 2009 is as follows:

	For the three months ended
	March 31,
	2010	2009

Revenues:
Premiums earned:
Agribusiness	$11,042	10,736
Commercial business	5,881	7,017
Other	133	304

Total premiums earned	17,056	18,057

Investment income, net of investment expense	1,572	1,359
Realized investment gains, net	372	29
Other income	92	20

Total revenues	$19,092	19,465

Components of net loss:
Underwriting (loss) income:
Agribusiness	$(482)	(669)
Commercial business	(1,948)	157
Other	268	150

Total underwriting losses	(2,162)	(362)

Investment income, net of investment expense	1,572	1,359
Realized investment gains, net	372	29
Other income	92	20
Corporate expense	(150)	(33)
Interest expense	—	(76)
Other expense, net	(33)	(47)

(Loss) income from continuing operations, before income taxes	(309)	890
Income tax (benefit) expense	(67)	205

(Loss) income from continuing operations	$(242)	685

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	For the three months ended
	March 31,
	2010	2009

Discontinued operations:
Loss from discontinued operations, before income taxes	$—	(16)
Income tax expense	—	804

Loss from discontinued operations	—	(820)

Net loss	$(242)	(135)

The following table sets forth the net premiums earned by major lines of business for our core insurance products in the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31,
	2010	2009
Net premiums earned:

Agribusiness
Property	$3,883	3,802
Commercial auto	2,814	2,746
Liability	2,291	2,330
Workers’ compensation	1,880	1,691
Other	174	167

Agribusiness subtotal	11,042	10,736

Commercial lines
Property & liability	3,522	4,280
Workers’ compensation	1,243	1,546
Commercial auto	1,061	1,124
Other	55	67

Commercial lines subtotal	5,881	7,017
Other	133	304

Total net premiums earned	$17,056	18,057

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(14)	Subsequent Events
Stock-Based Compensation Plan
At the Company’s annual meeting on May 12, 2010, the shareholders approved a stock based incentive plan that authorizes the Company to award, during the ten year plan term, stock options for no more than 544,402 shares and restricted stock or restricted stock units for no more than 217,761 shares. The Company will award stock options to executives, directors, and key employee contributors as part of a long term incentive plan intended to reward growth in shareholder value.
In addition, on May 12, 2010, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (SERP) in anticipation of awarding restricted stock to the active SERP participants as a replacement for the lost SERP benefit. The termination of the SERP plan was contingent upon the approval of the stock incentive plan and any necessary releases or acknowledgments to be obtained from SERP participants.
Open Market Share Purchase Incentive Plan
At the Company’s annual meeting, the shareholders also approved a cash-based long-term incentive plan for certain designated employees. This Plan provides award opportunities based on achievement of performance goals established by the Compensation Committee over an established performance period. The award recipients will be required to use the after-tax cash award proceeds to purchase the Company’s common stock on the open market.
Share Repurchase Plan
In 2009, the Board of Directors authorized the Company to repurchase up to 5%, or 272,201, of the issued and outstanding shares of our common stock from time to time in open market or privately negotiated transactions. During the fourth quarter of 2009, the Company repurchased 217,761 shares under the share repurchase program and expects to use the treasury shares for the stock incentive plan.
On May 12, 2010, the Board of Directors also approved a new share repurchase plan, authorizing the Company to repurchase up to an additional 5%, or 258,591, of the issued and outstanding shares of common stock. Under the plan, the shares may be purchased in the open market or through privately negotiated transactions. No shares have been purchased in 2010.

Item 2.	PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under Item 1A “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2009 that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
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
The references herein to “the Company,” “we,” “us” and “our” and “Penn Millers” refer to Penn Millers Holding Corporation and its subsidiary, PMMHC Corp., and its indirect subsidiary Penn Millers Insurance Company.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included thereto included in our 2009 annual report on Form 10-K.
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
We offer insurance products designed to meet the needs of certain segments of the agricultural industry and the needs of middle market commercial businesses. We are licensed in 39 states, but we currently limit our sales of our insurance products to 33 states. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our agribusiness insurance segment product includes property (fire and allied lines and inland marine), liability (general, products and umbrella), commercial automobile, and workers’ compensation insurance. We specialize in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. We do not write property or liability insurance for farms or farming operations unless written in conjunction with an eligible agribusiness operation; and we do not write any crop or weather insurance. We market our agribusiness lines through independent producers and our employees.
Our commercial business insurance segment product consists of a business owner’s policy called Solutions that combines the following: property, liability, business interruption, and crime coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target under our Solutions offering include retail, service, hospitality, wholesalers, light manufacturers, and printers. In early 2009, we introduced an insurance product called PennEdge that allows us to write customized coverages on mid-size commercial accounts. PennEdge provides property and liability coverage to accounts that currently do not meet the eligibility requirements for our traditional business owners Solutions policy or our agribusiness products. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, light manufacturing, hospitality, printers, commercial laundries and dry cleaners. These segments were chosen based on the experience of our underwriting staff and the market opportunities available to our existing producers. Currently, the PennEdge product is approved in seventeen states.
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
Financial Highlights of Results for the Three Months Ended March 31, 2010:
•	Net book value per share of $21.33 at March 31, 2010.

•	Shareholders’ equity increased $390 in the first quarter of 2010 primarily from net unrealized gains from investments of $463; and ESOP shares released of $148; these favorable items were offset by a net loss of $242 for the same period.

•	Catastrophe and other weather related losses in the first quarter of 2010 were $2,364 in the period, compared to $1,361 in the first quarter of 2009.

•	Our public offering in October 2009 provided us with capital to reduce our reliance on reinsurance, and therefore, we did not renew the aggregate excess of loss reinsurance contract in 2010. For the three months ended March 31, 2009, we had ceded $795 of premiums and $964 of losses to the reinsurers under this contract.

•	Consistent with our investment policy, we have taken actions to invest a portion of our investment portfolio in equity securities, because we believe that over the long-term equities will provide a better return to us. We anticipate that by the end of the second quarter of 2010, approximately 6% of our investment portfolio will be comprised of equity securities in passively-managed equity index funds that follow the broader U.S. stock market. Equity securities comprised approximately 4.8% of our investment portfolio at March 31, 2010.
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
The major components of operating revenues and net loss are as follows:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Premiums earned:
Agribusiness	$11,042	$10,736
Commercial business	5,881	7,017
Other	133	304

Total premiums earned	17,056	18,057

Investment income, net of investment expense	1,572	1,359
Realized investment gains, net	372	29
Other income	92	20

Total revenues	$19,092	$19,465

Components of net loss:
Underwriting (loss) income:
Agribusiness	$(482)	$(669)
Commercial business	(1,948)	157
Other	268	150

Total underwriting loss	(2,162)	(362)
Investment income, net of investment expense	1,572	1,359
Realized investment gains, net	372	29
Other income	92	20
Corporate expense	(150)	(33)
Interest expense	—	(76)
Other expense, net	(33)	(47)

(Loss) income from continuing operations, before income taxes	(309)	890
Income tax (benefit) expense	(67)	205

(Loss) income (loss) from continuing operations	(242)	685

Discontinued operations:
Loss from discontinued operations, before income taxes	—	(16)
Income tax expense	—	804

Loss from discontinued operations	—	(820)

Net loss	$(242)	$(135)

Underwriting Ratios:
Loss and loss adjustment expense ratio	78.4%	66.3%
Underwriting expense ratio	35.2%	35.9%

GAAP combined ratio	113.6%	102.2%

Consolidated Premiums Written and Premiums Earned
The components of premiums written and earned, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010		2009
Consolidated	Written	Earned	Written	Earned
Direct	$20,849	$21,526	$22,754	$23,302
Assumed	88	88	222	222
Ceded — Stop loss contract	—	—	(795)	(795)
Ceded — All other	(4,563)	(4,558)	(4,499)	(4,672)

Net	$16,374	$17,056	$17,682	$18,057

•	For the three months ended March 31, 2010, we had $17,056 of net premiums earned, compared to $18,057 of net premiums earned for the three months ended March 31, 2009. The $1,001, or 5.5%, decrease is primarily due to a reduction in net premiums earned in our commercial business segment of $1,136 as we continue to see the effects of our efforts to improve our underwriting results in this segment by terminating relationships with underperforming producers and of our strategic decision to discontinue writing premium in certain unprofitable classes of business in 2008 and 2009.
•	In 2009, we ceded $795 of premiums to our reinsurers under our aggregate stop loss contract. The premiums ceded under the contract were subsequently reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009.
Net Investment Income
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended
	March 31,
	2010	2009
Average cash and invested assets (1)	$188,489	$138,933
Net investment income	1,572	1,359

Return on average cash and invested assets (2)	3.4%	4.0%

(1)	Average cash and invested assets for 2010 include net proceeds from our October 2009 initial public offering of $45,666.

(2)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income increased $213 for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009. The increase in the three month period is primarily attributable to higher balances of available for sale securities funded with cash from our October 2009 initial public offering, partially offset by the impact of declining interest rates.
Realized Investment Gains, Net
We had net realized investment gains from the sale of fixed maturity securities of $372 for the three months ended March 31, 2010, compared to net realized investment gains from the sales of fixed maturity securities of $29 for the same period ended March 31, 2009.
Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $92 and $20 for the three months ended March 31, 2010 and 2009, respectively. The net increase in other income for the three month period is due primarily to higher returns on the COLI policies compared to 2009.

Consolidated Underwriting (Loss) Income
We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), combined ratios, and written premiums.
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
Losses and Loss Adjustment Expenses
The components of incurred losses and LAE and the loss and LAE ratio in the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
Consolidated	2010	2009

Net premiums earned	$17,056	$18,057

Incurred losses and LAE:
Losses	$11,059	$12,070
Catastrophe losses	994	436
Other weather losses	1,370	925
Stop loss ceded	—	(964)
Prior year development (1)	(51)	(497)

Total incurred losses and LAE	$13,372	$11,970

Loss and LAE ratios:
Losses	64.9%	66.9%
Catastrophe losses	5.8%	2.4%
Other weather losses	8.0%	5.1%
Stop loss ceded	0.0%	(5.3)%
Prior year development (1)	(0.3)%	(2.8)%

Total Loss and LAE ratio	78.4%	66.3%

(1)	2009 prior year development excludes the impact of the stop loss.
Our loss and loss adjustment expense (LAE) ratio was 78.4% for the three months ended March 31, 2010, compared to 66.3% for the three months ended March 31, 2009. The increase in losses and LAE in 2010 as compared to 2009 of $1,402 is due to:
•	Catastrophe losses were $558 higher in the three months ended March 31, 2010 compared to the same period of 2009 due to claims arising from winter storms in the Northeast and Mid-Atlantic states that adversely impacted results in our commercial business segment.
•	In the first quarter of 2010, we also experienced approximately $1,370 of non-catastrophe, weather-related losses, compared to approximately $925 of losses in the first quarter of 2009 from non-catastrophic weather events.
•	Lower ceded losses attributable to the stop loss contract. For the three months ended March 31, 2009, we recorded ceded losses of $964 under the stop loss for the 2008 accident year, which were ultimately reversed in the third quarter of 2009 as a result of favorable development on that accident year. We did not renew the aggregate stop loss contract in 2010.
•	For the three months ended March 31, 2010, we recorded $51 of favorable development, net of changes in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”). The favorable development in 2010 was primarily driven by lower emergence, relative to expectations, on the commercial multi-peril and commercial auto lines of business within our commercial business segment. This favorable development was mostly offset by unfavorable development on prior accident year fire and allied claims in our agribusiness segment and on workers’ compensation claims in our commercial business segment. The favorable development of $497 for the three months ended March 31, 2009 was primarily in our commercial auto and workers’ compensation lines due to better than expected loss emergence trends in those lines.
•	Other losses declined by $1,011 due to lower new claim activity across most lines of business.

Underwriting Expenses
Our underwriting expense ratio represents the ratio of underwriting expenses (amortization of deferred policy acquisition costs and underwriting and administrative expenses) divided by net premiums earned. As one component of the combined ratio, along with the loss and loss adjustment expense ratio, the underwriting expense ratio is a key measure of profitability. The underwriting expense ratio can exhibit volatility from year to year from such factors as changes in premium volume, one-time or infrequent expenses for strategic initiatives, or profitability based bonuses to employees and producers. Our strategy has been to grow our net premium volume while controlling overhead costs.
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $5,996 for the three months ended March 31, 2010 and $6,482 for the three months ended March 31, 2009. The net decrease of $486 is due to:
•	Amortization of deferred policy acquisition costs decreased $629, or 11.4%, for the three months ended March 31, 2010 as compared to the same period in 2009, as a result of the 8.1% decline in direct and assumed earned premiums.
•	Underwriting and administrative expenses increased $143 primarily from increased insurance, consulting and legal costs as we comply with public company reporting requirements.
Interest Expense
Interest expense was $0 and $76 in the three months ended March 31, 2010 and 2009, respectively. The three month period ended 2009 included interest on our aggregate stop loss reinsurance contract of $48 and interest expense associated with our long term debt and line of credit, the principal amounts of which were repaid in the latter half of 2009.
Other Expense
Other expense is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums. Other expense was $33 for the three months ended March 31, 2010, as compared to $47 for the three month period ended March 31, 2009. The decrease of $14 was due primarily to higher levels of write-offs and aging of receivables in 2009 as compared to 2010, the positive impact of which we attribute to our decision to withdraw from certain unprofitable classes of business.
(Loss) Income from Continuing Operations, Before Income Taxes
For the three months ended March 31, 2010, we had a pre-tax loss from continuing operations of $309 compared to pre-tax income of $890 for the three months ended March 31, 2009. This net decrease of $1,199 was primarily attributable to:
•	Lower net premiums earned in 2010 compared to 2009 of $1,001.
•	Higher losses and LAE of $1,402 which was impacted by our no longer ceding losses under our aggregate stop loss reinsurance contract in 2010, higher weather-related losses, and a lower amount of net favorable development in 2010 compared to 2009. The prior year development in 2010 is net of a $1,175 reversal of incremental loss and LAE reserves that had been carried above the actuarial central estimate. These unfavorable items were offset by:
•	Higher investment income of $213 primarily from our higher cash and invested assets balances due to our October 2009 initial public offering.
•	Higher realized gains of $343 from sales of fixed maturity securities.
•	Underwriting expenses were $486 lower primarily from our lower level of earned premium in 2010 compared to 2009, which resulted in lower amortization expense for policy acquisition costs.
Income Tax (Benefit) Expense
For the three months ended March 31, 2010, the income tax benefit for continuing operations was $67, or an effective rate of 21.7%, as compared to $205 of income tax expense, or an effective rate of 23.0%, for the three month period ended March 31, 2009. The decrease in the consolidated effective income tax rate is due primarily to our lower pre-tax income, which results in a higher proportion of tax exempt income relative to total pre-tax income.

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
Net Loss from Discontinued Operations
Discontinued operations in 2009 include the results related to our agency operations at Eastern Insurance Group. The sale of the net assets of Eastern Insurance Group was completed in February 2009. For the three months ended March 31, 2010, the net loss from discounted operations was $0, compared to $820 for the same period in 2009. The 2009 amount of $820 includes a provision for income taxes of $804, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis.
Net Loss
For the three months ended March 31, 2010, we had a net loss of $242, or $0.05 per share, compared to a net loss of $135 for the three months ended March 31, 2009. The decrease of $107 was due to the items discussed above.
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
Agribusiness
The results of our agribusiness segment were as follows:

	Three Months Ended
	March 31,
	2010	2009

Direct premiums written	$14,566	$15,299
Net premiums written	11,210	11,702
Revenues:
Net premiums earned	$11,042	$10,736
Other income (expense)	27	(27)

Total revenues(1)	$11,069	$10,709

Operating loss:
Underwriting loss	$(482)	$(669)
Other income (expense)	27	(27)
Interest & other expenses	(13)	(43)

Total operating loss(1)	$(468)	$(739)

Loss and loss expense ratio	75.6%	74.6%
Underwriting expense ratio	28.8%	31.6%

GAAP combined ratio	104.4%	106.2%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

Agribusiness Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010		2009
Agribusiness	Written	Earned	Written	Earned
Direct	$14,566	$14,351	$15,299	$14,400
Ceded — Stop loss contract	—	—	(429)	(429)
Ceded — All other	(3,356)	(3,309)	(3,168)	(3,235)

Net	$11,210	$11,042	$11,702	$10,736

The agribusiness marketplace has been very competitive during the last few years, putting pressure on pricing. These competitive pressures are affecting our writing of new and renewal business and putting downward pressure on our existing rates. Our focus on underwriting discipline and rate adequacy in the midst of this soft market resulted in only modest premium revenue growth during 2009 and a decline in written premium thus far in 2010. Direct premiums written decreased from $15,299 for the three months ended March 31, 2009 to $14,566 for the three months ended March 31, 2010. The changes in direct premiums written for the quarterly period reflects lower retention rates in 2010 as we continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. This continued competition has resulted in the loss of a few larger accounts in 2010 and has resulted in our level of new business declining in the first quarter of 2010 compared to the same period in 2009. However, we believe that our strong financial position, our stable and consistent presence in the agribusiness market, and our reputation for strong customer service will serve us better in the long run as these attributes differentiate us from competitors who we believe compete purely on price. In 2010, we did not renew our stop loss contract and, therefore, experienced a reduction in ceded premiums associated with that contract. This decrease in ceded premiums helped offset the aforementioned reduction in direct premiums written, resulting in the increase in premiums earned in our agribusiness segment of $306.
Agribusiness Segment Underwriting Loss
The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
Agribusiness	2010	2009

Net premiums earned	$11,042	$10,736

Incurred losses and LAE:
Losses	$6,513	$7,087
Catastrophe losses	150	387
Other weather losses	698	452
Stop loss ceded	—	(395)
Prior year development (1)	988	479

Total incurred losses and LAE	$8,349	$8,010

Loss and LAE ratios:
Losses	59.0%	66.0%
Catastrophe losses	1.4%	3.6%
Other weather losses	6.3%	4.2%
Stop loss ceded	0.0%	(3.7)%
Prior year development (1)	8.9%	4.5%

Total Loss and LAE ratio	75.6%	74.6%

(1)	2009 prior year development excludes the impact of the stop loss.

Our agribusiness segment incurred $8,349 of losses and LAE for the three months ended March 31, 2010, compared to $8,010 of losses and LAE for the three months ended March 31, 2009. The increase of $339 is due to:
•	Weather-related losses from both catastrophic and non-catastrophic events increased only modestly as they were $848 and $839 for the quarters ended March 31, 2010 and 2009, respectively.
•	In 2009, we ceded $395 of 2008 accident year losses under our aggregate stop loss contract. The losses ceded under the contract were subsequently reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. We did not renew the stop loss contract in 2010.
•	We experienced $988 of unfavorable development in our agribusiness segment in 2010, net of changes in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”), compared to unfavorable development of $479 in 2009. The unfavorable development in 2010 was primarily in the fire and allied lines of business due to development on previously reported large property claims resulting from further details obtained in the investigation and settlement process.
•	Other current year losses were lower by $574 as a result of improved case incurred loss experience in our commercial auto, other liability, and workers’ compensation lines of business, mostly arising from lower claim frequency.
The losses and LAE increase of $339 in 2010 compared to 2009, combined with a more modest increase in earned premiums of $306, led to the increase in our loss ratio from 74.6% for the first quarter of 2009 to 75.6% for the same quarter in 2010.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $3,175 and $3,395 for the three month periods ended March 31, 2010 and 2009, respectively. The decline in underwriting expenses was attributable to the lower direct written premium volume and, combined with the increase in net premiums earned resulting from lower ceded premium from the stop loss, resulted in a lower expense ratio in 2010. The underwriting expense ratio decreased from 31.6% for the three months ended March 31, 2009 to 28.8% for the three months ended March 31, 2010. This decrease in the underwriting expense ratio was the primary driver of our combined ratio in our agribusiness segment decreasing from 106.2% for the three months ended March 31, 2009 to 104.4% for the three months ended March 31, 2010.
Commercial Business
The results of our commercial business segment were as follows:

	Three Months Ended
	March 31,
	2010	2009

Direct premiums written	$6,238	$7,373
Net premiums written	5,031	5,676
Revenues:
Net premiums earned	$5,881	$7,017
Other income	65	47

Total revenues(1)	$5,946	$7,064

Operating (loss) income:
Underwriting (loss) income	$(1,948)	$157
Other income	65	47
Interest & other expenses	(20)	(52)

Operating (loss) income(1)	$(1,903)	$152

Loss and loss expense ratio	88.8%	56.1%
Underwriting expense ratio	44.3%	41.6%

GAAP Combined ratio	133.1%	97.7%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

Commercial Business Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010		2009
Commercial Business	Written	Earned	Written	Earned
Direct	$6,238	$7,130	$7,373	$8,820
Ceded — Stop loss contract	—	—	(366)	(366)
Ceded — All other	(1,207)	(1,249)	(1,331)	(1,437)

Net	$5,031	$5,881	$5,676	$7,017

Our direct premiums written in our commercial business segment were $6,238 for the three months ended March 31, 2010 and $7,373 for the three months ended March 31, 2009. This decline of $1,135 is primarily attributable to our late 2008 strategic decision to withdraw from certain unprofitable classes of business and our 2009 decision to terminate relationships with several underperforming producers. In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. Currently, the PennEdge product is offered in fifteen states, and we believe it has been well received by our agents and policyholders. Direct premiums written of our PennEdge product in the first quarter 2010 and 2009 were $614 and $57, respectively. In 2010 we did not renew our stop loss contract and, therefore, did not cede premiums under that contract. This decrease in ceded premiums partially offset the decline in direct earned premium associated with the aforementioned reduction in direct premiums written during 2009 and 2010, which led to the reduction in net premiums earned in our commercial business segment of $1,136.
Commercial Business Segment Underwriting (Loss) Income
The sections below provide more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact our underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
Commercial Business	2010	2009

Net premiums earned	$5,881	$7,017

Incurred losses and LAE:
Losses	$4,386	$4,783
Catastrophe losses	844	49
Other weather losses	672	473
Stop loss ceded	—	(569)
Prior year development (1)	(677)	(797)

Total incurred losses and LAE	$5,225	$3,939

Loss and LAE ratios:
Losses	74.5%	68.2%
Catastrophe losses	14.4%	0.7%
Other weather losses	11.4%	6.7%
Stop loss ceded	0.0%	(8.1)%
Prior year development (1)	(11.5)%	(11.4)%

Total Loss and LAE ratio	88.8%	56.1%

(1)	2009 prior year development excludes the impact of the stop loss.

Our commercial business segment incurred $5,225 of losses and LAE for the three months ended March 31, 2010, compared to $3,939 of losses and LAE for the three months ended March 31, 2009. The increase of $1,286 is due to:
•	Catastrophe losses were $844 in the first quarter of 2010, compared to $49 in the first quarter of 2009. Our commercial business is highly concentrated in the northeastern United States, and several storms that occurred in this area in the first quarter of 2010 were designated as catastrophes.
•	Our commercial business segment also experienced an increase of weather-related losses from non-catastrophic events of $199.
•	In 2009, we ceded $569 of 2008 accident year losses under our aggregate stop loss contract. The losses ceded under the contract were subsequently reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. We did not renew the stop loss contract in 2010.
•	We experienced $677 of favorable development in our commercial business segment in 2010, compared to favorable development of $797 in 2009. The 2010 development was primarily attributable to lower than expected loss emergence in our commercial multi-peril and commercial auto lines of business. This favorable development was partially offset by unfavorable development on prior accident year workers’ compensation.
•	The unfavorable variances from the above mentioned items were partially offset by lower current year losses of $397.
The higher losses and LAE in 2010, arising primarily from the high level of winter storm activity, when combined with the decrease in earned premiums, resulted in our loss ratio in our commercial business segment increasing from 56.1% at March 31, 2009 to 88.8% at March 31, 2010.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $2,604 and $2,921 for the three month periods ended March 31, 2010 and 2009, respectively. The reductions in direct premiums written in 2009 and 2010 contributed to the decrease in underwriting expenses of $317.
The lower underwriting expenses in 2010 were not enough to offset the reduction in earned premium in 2010 compared to 2009, and the underwriting expense ratio increased from 41.6% for the three months ended March 31, 2009 to 44.3% for the three months ended March 31, 2010. This increase in the expense ratio, together with the increase in the loss and LAE ratio, resulted in our combined ratio in our commercial business segment increasing from 97.7% for the three months ended March 31, 2009 to 133.1% for the three months ended March 31, 2010.
Other Segment
For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we began exiting in 2001, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s. The most significant of these is a reinsurance agreement we entered into with Munich Re America (formerly American Re), beginning January 1, 1969 and covering various property and liability lines of business. Penn Millers Insurance Company’s participation percentage ranged from 0.625% to 0.75%. We canceled the contract effective December 31, 1986. We have experienced adverse development and periodic reserve strengthening over the years, but we believe that Munich Re America has established adequate case and IBNR reserves at this time. At March 31, 2010 and at December 31, 2009 we had $5,098 and $5,260, respectively of loss reserves established for our voluntary assumed pools. The mandatory assigned risk programs serve as a secondary market for high risk insureds and include: the Fair Access to Insurance Requirements (FAIR) Plans; beachfront and windstorm plans; Commercial Automobile Insurance Plans (CAIPs); and national and state workers’ compensation pools.
The results of our other segment were as follows:

	Three Months Ended
	March 31,
	2010	2009

Assumed premiums written	$133	$304
Net premiums written	133	304
Revenues:
Net premiums earned	$133	$304

Total revenues	$133	$304

Underwriting income	$268	$150

Operating income	$268	$150

Loss and loss expense ratio	(151.9)%	6.9%
Underwriting expense ratio	50.4%	43.8%

GAAP Combined ratio	(101.5)%	50.7%

For the three months ended March 31, 2010, net premiums earned were $133, compared to $304 for the three months ended March 31, 2009. The year over year decrease in earned premium on our mandatory assumed business of $171 for the first quarter of 2010 was primarily driven by the continued decline in business assumed from the workers’ compensation residual market pools. The underwriting income for our other segment increased from $150 in the first quarter of 2009 to $268 for the first quarter of 2010. This increase resulted primarily from favorable development of $362 during the quarter in the loss reserves for both the mandatory assumed pools and the Munich Re America pool as the loss experience has not emerged as originally expected.
Financial Position
At March 31, 2010 we had total assets of $263,481, compared to total assets of $263,450 at December 31, 2009. The change in our total assets is primarily due to increased cash and invested assets from operating cash flow and investment appreciation, offset by lower premiums receivable due to our lower volume of earned premiums.
At March 31, 2010 we had total liabilities of $163,043, compared to $163,402 at December 31, 2009. The change in our total liabilities is primarily due to an increase in losses and LAE reserves of $3,264, partly offset by declines in unearned premiums of $689, and decreases in accounts payable, accrued expenses, and income taxes of $2,934, primarily due to timing of expenditures.
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
The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at March 31, 2010 and at December 31, 2009:

	March 31, 2010		December 31, 2009
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$15,427	9.4%	$17,441	10.4%
U.S. treasury securities	3,570	2.2%	4,612	2.8%
AAA	54,677	33.4%	58,249	34.9%
AA	36,220	22.2%	34,572	20.7%
A	44,294	27.1%	42,538	25.4%
BBB	9,332	5.7%	9,743	5.8%

Total	$163,520	100.0%	$167,155	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total fixed maturity portfolio.

The table below sets forth the maturity profile of our fixed maturity securities at March 31, 2010 and December 31, 2009. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties:

	March 31, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value(1)	Cost	Value(1)
Less than one year	$11,658	$11,851	$10,008	$10,203
One though five years	74,720	77,670	73,532	76,405
Five through ten years	34,438	36,098	40,196	41,719
Greater than ten years	7,732	7,901	6,581	6,751
Commercial Mortgage-Backed(2)	2,768	2,829	3,806	3,775
Residential Mortgaged-Backed(2)	26,320	27,171	27,607	28,302

Total fixed maturity securities	$157,636	$163,520	$161,730	$167,155

(1)	Fixed maturity securities are carried at fair value in our financial statements.

(2)	Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.
At March 31, 2010, the average effective duration of our mortgage-backed securities was 3.9 years. The average effective duration of our total fixed maturity investment portfolio was 3.3 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $27,171 (with an average credit rating of AAA), and $28,302 (with an average credit rating of AAA) of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at March 31, 2010 and December 31, 2009, respectively. We held no non-agency RMBS during the three months ended March 31, 2010 and during the year ended December 31, 2009.
Approximately 13% and 14% of our investments in fixed maturity securities at March 31, 2010 and December 31, 2009, respectively, were guaranteed by third party monoline insurers. As of March 31, 2010 and as of December 31, 2009, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $21,453 and $22,695, respectively, and an average credit rating of AA+ for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.
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

It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2010, we recognized compensation expense of $148 on 13,500 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2010.
On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We will have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, are repurchased, unless our board of directors expands the program. In the three months ended March 31, 2010 we did not repurchase any of our common shares. As of December 31, 2009, we repurchased 217,761 shares at an average cost of $10.18 per share. The repurchased shares will be held as treasury shares and will be used in connection with our stock-based incentive plan.
Cash flows from continuing operations for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Cash flows provided by operating activities	$1,416	$7,113

Cash flows used in investing activities	(3,830)	(3,202)

Cash flows used in financing activities	—-	(175)

Net (decrease) increase in cash and cash equivalents	$(2,414)	$3,736

Cash flows from operating activities decreased by $5,697 for the three month period ended March 31, 2010 compared to the period ended March 31, 2009. The change is primarily due to lower premium volume and higher claims payments in 2010 compared to 2009.
Investing activities used $3,830 and $3,202 of net cash for the three months ended March 31, 2010 and 2009, respectively. In the first three months of 2010, net purchases of available-for-sale securities were $3,800. For the first three months of 2009, net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,576 of net cash.
Cash flows used in financing activities for the three months ended March 31, 2009 include $830 of amounts paid for fees and expenses associated with our 2009 conversion and public offering. In the first quarter of 2009, we borrowed $733 on our $2,000 line of credit that existed at that time.
As of March 31, 2010, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $18,376. In addition, at March 31, 2010, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.
Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2010 and March 31, 2010, the amount available for payment of dividends from Penn Millers Insurance Company in 2010 without the prior approval of the Pennsylvania Insurance Department is $7,249 based upon the insurance company’s 2009 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
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
Critical Accounting Estimates
General
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting estimates are more comprehensively described in our 2009 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” We believe that our most significant accounting estimates to be those applied to losses and loss adjustment expense reserves and related reinsurance recoverables; and investment valuation and impairments.
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
We estimate IBNR reserves by first deriving an actuarially-based estimate of the ultimate cost of total losses and loss adjustment expenses incurred by line of business as of the financial statement date. We then reduce the estimated ultimate losses and loss adjustment expenses by losses and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially-determined estimate is based upon indications from one of several recognized actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses for individual lines of business, or individual accident years within a line of business, will vary depending on the judgment of the actuary as to what is the most appropriate method for a line of business’ unique characteristics. Finally, we consider other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

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
Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	March 31,	December 31,
	2010	2009
Case reserves	$57,444	$55,258
IBNR reserves	32,224	33,096

Net unpaid losses and LAE	89,668	88,354
Reinsurance recoverables on unpaid losses and LAE	20,306	18,356

Reserves for unpaid losses and LAE	$109,974	$106,710

At March 31, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End
(Dollars in thousands)

$80,548	$89,668	$92,058
Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserving process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the losses and LAE estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized.
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of March 31, 2010 and at December 31, 2009 we had ceded reinsurance loss recoverable under this stop loss contract of $0 due to our reversing the stop loss benefit in 2009 that had accrued to us for the 2008 accident year because of favorable loss development we had experienced for that year. As of March 31, 2010, the actual 2009 and 2008 accident year loss ratios for business subject to the aggregate stop loss treaty were approximately 67% and 77%, respectively.
The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of March 31, 2010:

				Actuarially Determined
	Case	IBNR	Total	Range of Estimates
	Reserves	Reserves	Reserves	Low	High

Commercial auto liability	$9,882	$5,211	$15,093	$13,840	$15,466
Workers’ compensation	13,671	7,815	21,486	19,920	21,566
Commercial multi-peril	14,038	6,293	20,331	19,008	20,870
Liability	8,823	7,718	16,541	14,350	17,180
Fire & allied	5,328	1,028	6,356	5,418	6,521
Assumed	4,484	3,422	7,906	6,506	8,001
Other	1,218	737	1,955	1,506	2,454

Total net reserves	57,444	32,224	89,668	$80,548	$92,058

Reinsurance recoverables	10,761	9,545	20,306

Gross reserves	$68,205	$41,769	$109,974

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined by the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -9% to +4%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -15% to +3% (fire and allied) to the narrowest being -5% to +3% (workers’ compensation).
The table below summarizes the impact on equity from changes in estimates of unpaid losses and LAE reserves as of March 31, 2010:

		Percentage
		Change in
	Aggregate Loss and	Shareholders’
Reserve Range for Unpaid Loss and LAE	LAE Reserve	Equity (1)
Low End	$80,548	6.0%
Recorded	$89,668	—
High End	$92,058	(1.6)%

(1)	Net of tax
If the losses and LAE reserves were recorded at the high end of the actuarially-determined range, the losses and LAE reserves would increase by $2,390. This increase in reserves would reduce our shareholders’ equity as of March 31, 2010 by $1,577. If the losses and LAE reserves were recorded at the low end of the actuarially-determined range, the losses and LAE reserves at March 31, 2010 would be reduced by $9,120, with a corresponding increase in shareholders’ equity of $6,019.
If the losses and LAE reserves were to adversely develop to the high end of the range, $2,390 of anticipated future payments for the losses and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.
Specific considerations for major lines of business
Commercial Multi-Peril
At March 31, 2010, the commercial multi-peril line of business had recorded reserves, net of reinsurance, of $20,331, which represented 22.7% of our total net reserves. This line of business includes both property and liability coverage provided under a business owner’s policy. This line of business can be prone to adverse development arising from delayed reporting of claims and adverse settlement trends related to the liability portion of the line. At March 31, 2010 and December 31, 2009, no adjustment was made to the actuarially selected estimate for this line. While management has not identified any specific trends relating to additional reserve uncertainty on prior accident years, a declining economic climate and unfavorable changes to the legal environment could lead to the filing of more claims for previously unreported losses.

Workers’ Compensation
At March 31, 2010, our workers’ compensation line of business had recorded reserves, net of reinsurance, of $21,486, or 24.0% of our total net reserves. At March 31, 2010, this reserve was $525, or 2.5%, above the actuarially selected estimate. At December 31, 2009 this reserve was $525, or 2.6% above the actuarially selected estimate. In addition to the uncertainties associated with the actuarial assumptions and methodologies described above, the workers’ compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, medical treatment options and duration, changes in overall economic conditions, and company specific initiatives. Initiatives to limit the long term costs of workers’ compensation claims costs, such as return to work programs, can be adversely impacted by poor economic conditions when there are fewer jobs available for injured workers.
Liability
This line of business includes general liability, products liability, and umbrella liability coverages. At March 31, 2010, our liability line of business had recorded reserves, net of reinsurance of $16,541, which represented 18.4% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our liability line of business had recorded reserves, net of reinsurance of $17,060, which represented 19.3% of our total net reserves. This reserve at December 31, 2009 was $650, or 4.0%, above the actuarially selected estimate. This line can be prone to volatility and adverse development. In particular, many claims in these coverages often involve a complex set of facts and high claim amounts, and litigation often takes place in challenging court environments. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2009 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by approximately $800. As of March 31, 2010, we believe that the actuary has updated assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010 at the same amount as the actuarial central estimate.
Commercial Automobile Liability
At March 31, 2010, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $15,093, which represented 16.8% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,501, which represented 16.4% of our total net reserves. This reserve at December 31, 2009 was $525, or 3.8%, above the actuarially selected estimate. This line of business is similar to workers’ compensation in that the reporting of claims is generally timely but understanding the true extent of the liability can be difficult to estimate, both at the claim level and in aggregate. The gathering of important information can be delayed due to a slow legal discovery process. Also, uncertainty about the true severity of injuries and unpredictability of medical cost inflation can make reserving for specific claims a challenge. Medical cost inflation and evolving legal environments can also invoke uncertainty into the process of estimating IBNR. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2008 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by over $800. As of March 31, 2010, we believe that the actuary has updated assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010 at the same amount as the actuarial central estimate.
Fire and Allied
March 31, 2010, our fire and allied lines of business had recorded reserves, net of reinsurance, of $6,356, which represented 7.1% of our total net reserves. These lines of business comprise a substantial amount of the property exposures that we insure. Our allied line of business covers losses primarily from wind, hail, and snow. No adjustment was been made to the actuarially selected estimate for this line at March 31, 2010 and December 31, 2009. Favorable or unfavorable development can occur on specific claims based on changes in the cost of building materials, refinement of damage assessments, and resolution of coverage issues; and as opportunities for salvage and subrogation are investigated.
Assumed
At March 31, 2010, our assumed lines of business had recorded reserves, net of reinsurance, of $7,906, which represented 8.8% of our total net reserves. At March 31, 2010, this reserve was $300, or 3.9%, above the actuarially selected estimate. At December 31, 2009, this reserve was $300, or 3.8% above the actuarially selected estimate. These lines comprise the majority of our other segment, with the reserves mostly attributable to a Munich Re America reinsurance pool, in which we terminated our participation in 1986, and the mandatory assumed risk pools in which we are required to participate in the states we do business. The case reserves for these pools are established based on amounts reported to us by the ceding parties. The IBNR is estimated based on observed development trends using the various methodologies described earlier. The exposures within these pools include long tail lines such as workers’ compensation, auto liability, general liability, and products liability; and also include asbestos exposures. Development can occur in these reserves due to such factors as the changing legal environment, the economic climate, and medical cost inflation. In addition, we are dependent on information from third parties which can make it difficult to estimate the IBNR for this business.
Our estimated liability for asbestos and environmental claims is $2,318 at March 31, 2010, and $2,397 at December 31, 2009, a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.

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
The fair value and unrealized losses for our securities that were temporarily impaired as of March 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Agencies not backed by the full faith and credit of the U.S. government	$4,671	$16	$—	$—	$4,671	$16

State and political subdivisions	5,604	69	548	15	6,152	84

Commercial mortgage-backed securities	—	—	493	11	493	11

Residential mortgage-backed securities	8,939	88	—	—	8,939	88

Corporate securities	13,083	39	1,502	7	14,585	46

Total temporarily impaired securities	$32,297	$212	$2,543	$33	$34,840	$245

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
At March 31, 2010 and December 31, 2009, we had gross unrealized losses on fixed maturity securities of $245 and $561, respectively. We have evaluated each security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities, however, by agreement; the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.
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

Our board of directors developed our investment policy in conjunction with our external investment manager and reviews the policy at least annually. Our investment portfolio is professionally managed by a registered independent investment advisor specializing in the management of insurance company assets. As a result of our public offering in 2009, we and our investment advisor have analyzed our portfolio allocations; and in accordance with the guidelines, goals and objectives of our investment policy, we have set a target allocation of 6% of our investment portfolio to be invested in passively-managed equity index funds that follow the broader U.S. stock market. We anticipate that this target allocation of 6% equities will be attained in the second quarter of 2010. Equity securities comprised approximately 4.8% of our investment portfolio at March 31, 2010.
We use quoted values and other data provided by a nationally recognized independent pricing service in our process for determining the fair values of our investments. Its evaluations represent an exit price and a good faith estimate as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that our independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
In the event that the independent pricing service is unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we would use that estimate. In instances where we are able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.
The fair value estimates of our investments provided by the independent pricing service at March 31, 2010 and December 31, 2009 were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. As of March 31, 2010 and December 31, 2009, all of our investments were priced using this one primary service.
Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all fixed maturity securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2010 and the year ended December 31, 2009, and no adjustments were made to the estimates provided by the pricing service for the three months ended March 31, 2010 and the year ended December 31, 2009. The classification within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures, is then confirmed based on the final conclusions from the pricing review.
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 7 to the consolidated financial statements.
All other standards and updates of those standards issued during the three months ended March 31, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The average effective duration of the fixed maturity securities in our investment portfolio at March 31, 2010, was 3.3 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at March 31, 2010:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(11,252)	$152,268
100 basis point increase	(5,624)	157,896
No change	—	163,520
100 basis point decrease	5,465	168,985
200 basis point decrease	10,906	174,426
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
Equity Risk
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. As a result of our public offering we and our investment advisor have analyzed our portfolio allocations; and in accordance with the guidelines, goals and objectives of our investment policy, we have set a target allocation of 6% of our investment portfolio to be invested in passively-managed equity index funds that follow the broader U.S. stock market. Equity securities comprised approximately 4.8% of our investment portfolio at March 31, 2010. We anticipate that the target allocation of 6% equities will be attained in the second quarter of 2010.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There has been no material developments during the quarter ended March 31, 2010 regarding our currently pending legal proceedings.

Item 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Form 10-K as filed on March 31, 2010, SEC File No. 001-34496.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibits marked with an asterisk are filed herewith.

Exhibit No.	Description

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

10.2
Amendment of the Penn Millers Holding Corporation Supplemental Executive Retirement Plan, effective October 31, 2009 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2010, (Commission File No. 001-34496).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION
Date: May 14, 2010	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer