Form 10-Q
period 2010-06-30
PENN MILLERS HOLDING CORP
filed 2010-08-12
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34496
PENN MILLERS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	80-0482459
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2010, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended June 30, 2010

Part I Financial Information
Item 1. Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost $158,781 in 2010 and $161,730 in 2009)	$165,246	167,155
Equity securities available for sale, at fair value (cost $11,084 in 2010 and $0 in 2009)	9,964	—

Total investments	175,210	167,155

Cash and cash equivalents	10,931	20,220
Premiums and fees receivable	25,894	29,526
Reinsurance receivables and recoverables	24,219	19,502
Deferred policy acquisition costs	9,504	10,053
Prepaid reinsurance premiums	3,860	4,076
Accrued investment income	1,690	1,810
Property and equipment, net of accumulated depreciation	3,519	3,769
Income taxes receivable	1,260	—
Deferred income taxes	3,554	3,518
Other	2,083	3,821

Total assets	$261,724	263,450

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expense reserves	$116,240	106,710
Unearned premiums	40,136	43,313
Accounts payable and accrued expenses	10,262	12,762
Income taxes payable	—	617

Total liabilities	166,638	163,402

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 5,444,022; outstanding 4,435,131 and 4,695,262 shares	54	54
Additional paid-in capital	50,671	50,520
Accumulated other comprehensive income	2,808	2,519
Retained earnings	52,964	54,481
Unearned ESOP, 503,999 and 530,999 shares	(5,040)	(5,310)
Treasury stock, at cost, 504,892 and 217,761 shares	(6,371)	(2,216)

Total shareholders’ equity	95,086	100,048

Total liabilities and shareholders’ equity	$261,724	263,450

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended June 30, 2010 and 2009
(Dollars in thousands, except share data)

	2010	2009
Revenues:
Premiums earned	$16,679	18,869
Investment income, net of investment expense	1,452	1,410
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	—	(197)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	1,294	35

Total realized investment gains (losses), net	1,294	(162)

Other income	88	91

Total revenues	19,513	20,208

Losses and expenses:
Losses and loss adjustment expenses	15,885	13,896
Amortization of deferred policy acquisition costs	5,159	5,447
Underwriting and administrative expenses	712	893
Interest expense	—	80
Other expense, net	37	43

Total losses and expenses	21,793	20,359

Loss from continuing operations, before income taxes	(2,280)	(151)
Income tax benefit	(1,005)	(98)

Loss from continuing operations	(1,275)	(53)

Discontinued operations:
Gain from discontinued operations, before income taxes	—	4
Income tax expense	—	—

Gain from discontinued operations	—	4

Net loss	$(1,275)	(49)

Basic earnings per common share:
Loss from continuing operations	$(0.27)
Loss from discontinued operations	—

Net loss per common share	$(0.27)

Diluted earnings per common share:
Loss from continuing operations	$(0.27)
Loss from discontinued operations	—

Net loss per common share	$(0.27)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Six months ended June 30, 2010 and 2009
(Dollars in thousands, except share data)

	2010	2009
Revenues:
Premiums earned	$33,735	36,926
Investment income, net of investment expense	3,024	2,769
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	—	(197)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	1,666	64

Total realized investment gains (losses), net	1,666	(133)

Other income	180	111

Total revenues	38,605	39,673

Losses and expenses:
Losses and loss adjustment expenses	29,257	25,866
Amortization of deferred policy acquisition costs	10,036	10,953
Underwriting and administrative expenses	1,831	1,869
Interest expense	—	156
Other expense, net	70	90

Total losses and expenses	41,194	38,934

(Loss) income from continuing operations, before income taxes	(2,589)	739
Income tax (benefit) expense	(1,072)	107

(Loss) income from continuing operations	(1,517)	632

Discontinued operations:
Loss from discontinued operations, before income taxes	—	(12)
Income tax expense	—	804

Loss from discontinued operations	—	(816)

Net loss	$(1,517)	(184)

Basic earnings per common share:
Loss from continuing operations	$(0.32)
Loss from discontinued operations	—

Net loss per common share	$(0.32)

Diluted earnings per common share:
Loss from continuing operations	$(0.32)
Loss from discontinued operations	—

Net loss per common share	$(0.32)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Six months ended June 30, 2010 and 2009
(Dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP	Stock	Total
Balance at December 31, 2008	—	—	—	(1,159)	51,914	—	—	50,755

Net loss					(184)			(184)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $636				1,235				1,235
Reclassification adjustment for realized lossess included in net income, net of related income tax benefit of $50				96				96

Net unrealized investment gain								1,331
Defined benefit pension plans, net of related income tax expense of $36				70				70

Comprehensive income								1,217

Balance at June 30, 2009	—	—	—	242	51,730	—	—	51,972

Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048

Net loss					(1,517)			(1,517)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $539				1,046				1,046
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $566				(1,100)				(1,100)

Net unrealized investment loss								(54)
Defined benefit pension plans, net of related income tax expense of $19				37				37
Recognition of prior service costs related to curtailment and settlement, net of tax expense of $157 (see Note 9)				306				306

Comprehensive loss								(1,228)

Stock-based compensation			81					81
ESOP shares released			70			270		340
Treasury stock purchased, 287,131 shares							(4,155)	(4,155)

Balance at June 30, 2010	5,444,022	$54	50,671	2,808	52,964	(5,040)	(6,371)	95,086

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Six months ended June 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,517)	(184)
Loss from discontinued operations	—	816
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	(4,046)	(4,127)
Change in losses and loss adjustment expense reserves	9,530	9,960
Change in accounts payable and accrued expenses	(1,980)	964
Deferred income taxes	(186)	766
Change in deferred acquisition costs	549	739
Amortization and depreciation	313	342
ESOP share allocation	340	—
Amortization of stock-based compensation	81	—
Realized investment (gains) losses, net	(1,666)	133
Other, net	(1,368)	(23)

Net cash provided by operating activities	50	9,386

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(50,305)	(19,132)
Sales	29,602	4,136
Maturities	12,900	3,800
Proceeds from disposition of officers’ life insurance policies	2,682	—
Proceeds from sale of net assets of subsidiaries	—	2,576
Purchases of property and equipment, net	(63)	(69)

Cash used in investing activities — continuing operations	(5,184)	(8,689)

Cash provided by investing activities — discontinued operations	—	285

Net cash used in investing activities	(5,184)	(8,404)

Cash flows from financing activities:
Purchase of treasury stock	(4,155)	—
Initial public offering costs paid	—	(1,138)
Net borrowings on line of credit	—	733
Repayment of long-term debt	—	(156)

Cash used in financing activities — continuing operations	(4,155)	(561)

Cash used in financing activities — discontinued operations	—	(285)

Net cash used in financing activities	(4,155)	(846)

Net (decrease) increase in cash	(9,289)	136

Cash and cash equivalents at beginning of period	20,220	11,959

Cash and cash equivalents at end of period	10,931	12,095
Less cash of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$10,931	12,095

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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These reported amounts include loss reserves, contingent liabilities, tax valuation reserves, valuation of defined benefit pension obligations, valuation of investments, including other-than-temporary impairment of investments, and the disclosure of contingent assets and liabilities. Management’s estimates and assumptions also affect the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.
(3)	Concentration of Risk
The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 39 states, direct premiums written for two states, New Jersey and Pennsylvania, accounted for almost 22% of the Company’s direct premiums written for the six months ended June 30, 2010. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.
(4)	New Accounting Policies
The Company accounts for its stock options in accordance with Accounting Standards Codification (ASC) 718-10, Compensation — Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under stock options and restricted stock. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the service period of the awards.
For additional details on the Company’s share-based compensation plans and related disclosures, see Note 10 to the consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(5)	Adoption of New Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying Note 6.
All other standards and updates of those standards issued during the six months ended June 30, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.
(6)	Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance, which is a part of ASC 820.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months or the six months ended June 30, 2010 and 2009.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
June 30, 2010:
Fixed maturities, available for sale
U.S. treasuries	$3,550	—	—	3,550
Agencies not backed by the full faith and credit of the U.S. government	—	16,896	—	16,896
State and political subdivisions	—	42,412	—	42,412
Commercial mortgage-backed securities	—	2,265	—	2,265
Residential mortgage-backed securities	—	25,471	—	25,471
Corporate securities	—	74,652	—	74,652

Total available for sale	$3,550	161,696	—	165,246

Equity securities
Stock Market Index Fund	$9,964	—	—	9,964

Total equities	$9,964	—	—	9,964

Total assets	$13,514	161,696	—	175,210

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value estimates of the Company’s investments provided by the independent pricing service at June 30, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of June 30, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at June 30, 2010.
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their June 30, 2010 and December 31, 2009 carrying values.
(7)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

June 30, 2010:
U.S. Treasuries	$3,492	58	—	3,550
Agencies not backed by the full faith and credit of the U.S. government	16,332	565	1	16,896
State and political subdivisions	40,285	2,127	—	42,412
Commercial mortgage-backed securities	2,185	80	—	2,265
Residential mortgage-backed securities	24,392	1,079	—	25,471
Corporate securities	72,095	2,600	43	74,652

Total fixed maturities	$158,781	6,509	44	165,246

Total equity securities	$11,084	—	1,120	9,964

December 31, 2009:
U.S. Treasuries	$4,499	113	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	16,933	538	30	17,441
State and political subdivisions	37,415	1,994	75	39,334
Commercial mortgage-backed securities	3,806	34	65	3,775
Residential mortgage-backed securities	27,607	844	149	28,302
Corporate securities	71,470	2,463	242	73,691

Total fixed maturities	$161,730	5,986	561	167,155

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$10,159	10,245
Due after one year through five years	86,979	90,662
Due after five years through ten years	27,396	28,590
Due after ten years	7,670	8,013

	132,204	137,510
Commercial mortgage-backed securities	2,185	2,265
Residential mortgage-backed securities	24,392	25,471

Total fixed maturities	$158,781	165,246

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2010 and December 31, 2009, investments with a fair value of $4,314 and $4,358, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest on fixed maturities	$1,574	1,546	3,233	3,024
Dividends on equity securities	51	—	84	—
Interest on cash and cash equivalents	1	4	4	9

Total investment income	1,626	1,550	3,321	3,033

Investment expense	(174)	(140)	(297)	(264)

Investment income, net of investment expense	$1,452	1,410	3,024	2,769

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity securities:
Available for sale:
Gross gains	$1,465	25	1,847	51
Gross losses	(171)	—	(181)	—
Other-than-temporary impairment losses	—	(197)	—	(197)

Realized investment gains (losses), net	1,294	(172)	1,666	(146)
Change in value of interest rate swap	—	10	—	13

Realized investment gains (losses) after change in value of interest rate swap, net	$1,294	(162)	1,666	(133)

Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$581	1,502	1,040	2,010
Equity securities for continuing operations	(1,363)	—	(1,120)	—

Total for continuing operations	(782)	1,502	(80)	2,010
Equity securities for discontinued operations	—	—	—	7

Total including discontinued operations	$(782)	1,502	(80)	2,017

Income tax expense (benefit) on net realized investment gains was $440 and $(59) for the three months ended June 30, 2010 and 2009 and $566 and $(50) for the six months ended June 30, 2010 and 2009, respectively. Deferred income tax expense applicable to net unrealized investment gains included in accumulated other comprehensive income was $1,817 and $1,845 at June 30, 2010 and December 31, 2009, respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of June 30, 2010 and December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2010:
Agencies not backed by the full faith and credit of the U.S. government	$1,018	1	—	—	1,018	1
State and political subdivisions	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—
Corporate securities	5,858	43	—	—	5,858	43

Total fixed maturity securities	6,876	44	—	—	6,876	44
Equity securities	9,964	1,120	—	—	9,964	1,120

Total temporarily impaired securities	$16,840	1,164	—	—	16,840	1,164

2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	30	—	—	5,965	30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	423	5,964	138	47,782	561

The Company invests in high credit quality bonds and equity securities that are indexed to the broad United States stock market. These fixed maturity and equity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $0 in fixed maturity and equity securities, at fair value, that at June 30, 2010, had been below cost for over 12 months. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.
Per the Company’s current policy, a fixed maturity investment is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
A portion of the Company’s investment portfolio is in a passively-managed equity index fund that follows the broader U.S. securities market. In evaluating the potential impairment of these securities, the Company considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss, and other relevant factors such as: any ratings agencies announcements, general economic and market sector conditions, and input from its independent investment advisor. The Company has determined that the decline in fair values for this asset is due to general declines and volatility in the U.S. equities market that the Company believes to be temporary in nature.
The Company believes, based on its analysis, that the fixed maturity and equity securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of operations in the future.
For the three months and six months ended June 30, 2010, no impairment charges had been incurred by the Company. During the second quarter of 2009, the Company incurred impairment charges of $197 related to one security. The security was sold in July 2009, and therefore, the carrying value of the security was written down to fair value as of June 30, 2009.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of June 30, 2010, fixed maturity securities issued by banks accounted for 9.5% of the bond portfolio’s book value.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(8)	Comprehensive Income
Comprehensive income for the three months ended and six months ended June 30, 2010 and 2009 consisted of the following (all amounts net of taxes):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(1,275)	(49)	(1,517)	(184)

Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	337	878	1,046	1,235
Less:
Reclassification adjustment for realized (gains) losses included in net loss	(854)	113	(1,100)	96

Net unrealized investment (losses) gains	(517)	991	(54)	1,331
Defined benefit plans	16	35	37	70
Recognition of prior service costs related to curtailment and settlement (see Note 9)	306	—	306	—

Other comprehensive (loss) income	(195)	1,026	289	1,401

Comprehensive (loss) income	$(1,470)	977	(1,228)	1,217

Accumulated other comprehensive income at June 30, 2010 and December 31, 2009 consisted of the following amounts (all amounts net of taxes):

	June 30,	December 31,
	2010	2009

Unrealized investment gains for continuing operations	$3,526	3,580
Defined benefit pension plans — net actuarial loss	(718)	(1,061)

Accumulated other comprehensive income	$2,808	2,519

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(9)	Employee Benefit Plans
Retirement Plans
The Company has a noncontributory defined benefit pension plan covering substantially all employees. Retirement benefits are a function of both the years of service and level of compensation. In October 2009, the plan was amended and all participants’ accrued benefits under the plan were frozen. It is the Company’s policy to fund the plan in amounts not greater than the amount deductible for federal income tax purposes and not less than the minimum required contribution under the Pension Protection Act of 2006. The Company also sponsored a Supplemental Executive Retirement Plan (SERP). The SERP, which was unfunded, provided defined pension benefits outside of the qualified defined benefit pension plan to eligible executives based on average earnings, years of service, and age at retirement.
On May 12, 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The SERP benefit obligation was re-measured on that date and the Company recorded a net curtailment loss of $68 and a settlement gain of $747 which were classified as underwriting and administrative expenses in the consolidated statements of operations. The net curtailment loss of $68 was a result of the recognition of $472 of prior unrecognized service costs which was net of a $404 reduction of the projected benefit obligation to the accumulated benefit obligation. As of June 30, 2010, the $472 of prior unrecognized service costs and $9 of prior unrecognized net gains were reversed through accumulated other comprehensive income, net of tax, in the amount of $306. The settlement gain of $747 was the result of a further reduction of the accumulated benefit obligation to zero for the four former participants. The accumulated benefit obligation for the one remaining participant in pay status at June 30, 2010 is $611. On the re-measurement date, the weighted average discount rate was 5.41% compared to 5.67% at December 31, 2009.
The net periodic pension cost for the plans consists of the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic pension cost:

Service cost	$28	170	76	340
Interest cost	129	148	252	295
Expected return on plan assets	(97)	(92)	(195)	(185)
Amortization of prior service costs	4	10	14	20
Amortization of net loss	21	42	42	85

Net periodic pension cost	85	278	189	555
Curtailment loss	68	—	68	—
Settlement gain	(747)	—	(747)	—

Net periodic pension expense and additional amounts recognized	(594)	278	(490)	555

The Company contributed $900 to the pension plan in July 2010.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(10)	Stock-Based Compensation
On May 12, 2010, the Company’s shareholders approved the Penn Millers Stock Incentive Plan (the Plan). The Plan authorizes the award of incentive stock options, nonqualified stock options, restricted stock and restricted stock units (including performance-based awards) to employees and non-management directors of the Company. According to the Plan, the maximum aggregate number of shares of common stock that may be awarded under the plan is 762,163 shares, subject to certain adjustments. The shares issued pursuant to the Plan may be from authorized but unissued common stock or treasury shares. Upon a change in control, or in the event that a participant terminates employment due to death or disability, the outstanding unvested awards will become fully vested.
On May 12, 2010, 141,122 shares of restricted stock were granted to executives of the Company. The restricted stock will be issued from treasury shares upon vesting. The restricted stock had a grant date fair value of $14.83 per share, which was the Company’s closing stock price on that date. The restricted stock vests 25% in the first year and 15% in each of the five years thereafter, based on the satisfaction of service conditions.
On May 12, 2010, 114,960 stock options were awarded to executives, non-management directors and select employees of the Company. The stock options, which vest over five years at 20% per year, have a contractual term of seven years, and vesting is based on the satisfaction of service conditions. The stock options were awarded at a grant date fair value of $5.22 per option as calculated using a Black-Scholes Merton valuation model with the following assumptions:

Expected volatility -	36.00%
Expected term (in years) -	5
Risk-free interest rate -	2.26%
Expected dividend yield -	0.00%
The expected volatility assumption was derived from share price data over the expected term of the options of fourteen companies the Company consider to be its peers based upon asset size, market capitalization, profitability level and other relevant factors. The expected term assumption was derived using the “simplified” approach for plain vanilla options as set forth in SEC Staff Accounting Bulletin (SAB) Topic 14 for new public companies. The risk-free interest rate assumption was based upon the implied yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the options’ expected term. The Company does not expect to pay dividends; therefore, the expected dividend yield is assumed to be zero. No post-vesting restrictions exist for these options.
The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, including the Company’s ESOP, was $273 and $421 for the three and six months ended June 30, 2010. The related tax benefit recognized was $69 and $115 for the same periods.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The total unrecognized compensation cost related to all nonvested Plan awards at June 30, 2010 was $2,523, which is expected to be recognized in future periods over a weighted average period of 5.4 years. The total unrecognized compensation cost related to these awards was $0 at December 31, 2009.
No shares were exercised or forfeited in the three and six month periods ended June 30, 2010.
The summary of stock-based award activity is as follows:

	Stock Options		Restricted Stock Awards
Weighted-
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price
Outstanding at December 31, 2009	—	$—	—	$—

Granted	114,960	14.83	141,122	14.83
Exercised	—	—	—	—
Vested	—	—	—	—
Canceled	—	—	—	—

Outstanding at June 30, 2010	114,960	$14.83	141,122	$14.83

(11)	Federal Income Tax
Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation reserve is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. As a result of recent quarterly operating losses experienced by the Company, a more in depth evaluation of the recoverability of these tax assets was necessary.
With respect to the federal deferred tax assets, the Company believes that realization of the deferred tax asset is more likely than not based on an evaluation of the causes of recent operating losses, expectations of future taxable income, and available tax planning strategies, which could be implemented to prevent a carryforward from expiring. The Company has concluded there is sufficient positive evidence to outweigh the negative evidence of recent losses and that it is more likely than not that the federal deferred tax assets will be realized. Depending on future developments and the achievement of operating profitability, a valuation reserve for any portion of the deferred tax asset may be required in a future period.
Consistent with our determination at December 31, 2009, the Company has determined that it is more likely than not that the state net operating loss carryforwards would not be recoverable and has established a full valuation allowance of $639.
As of June 30, 2010, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2009 were open for examination as of June 30, 2010.
Income tax payments, net of refunds were $823 in the first two quarters of 2010.

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
Effective January 1, 2010, the Company increased its participation in the per-risk reinsurance treaty. Losses between $500 and $1,000 are retained at a rate of 60.0% in 2010 versus a 52.5% retention rate in 2009.
The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of June 30, 2010, the Company has not ceded any losses under the aggregate stop loss contract. Effective January 1, 2010, the Company has not entered into a new stop loss contract.
The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.
The effect of reinsurance, with respect to premiums and losses, for the three months and six months ended June 30, 2010 and 2009 is as follows:
(a) Premiums

	For the three months ended June 30,
	2010		2009
	Written	Earned	Written	Earned

Direct	$19,118	21,389	19,221	22,863
Assumed	(40)	(84)	292	219
Ceded	(4,406)	(4,626)	(3,811)	(4,213)

Net	$14,672	16,679	15,702	18,869

	For the six months ended June 30,
	2010		2009
	Written	Earned	Written	Earned

Direct	$39,967	42,915	41,975	46,165
Assumed	48	4	514	441
Ceded	(8,969)	(9,184)	(9,105)	(9,680)

Net	$31,046	33,735	33,384	36,926

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(b) Losses and Loss Adjustment Expenses

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Direct	$23,786	16,562	39,739	36,361
Assumed	89	113	(127)	82
Ceded	(7,990)	(2,779)	(10,355)	(10,577)

Net	$15,885	13,896	29,257	25,866

(c) Unearned Premiums

	June 30,	December 31,
	2010	2009

Direct	$40,084	43,304
Assumed	52	9
Prepaid reinsurance (ceded)	(3,860)	(4,076)

Net	$36,276	39,237

(d) Loss and Loss Adjustment Expense Reserves

	June 30,	December 31,
	2010	2009

Direct	$108,192	97,889
Assumed	8,048	8,821

Gross	$116,240	106,710

(13)	Segment Information
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months and six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Premiums earned:
Agribusiness	$11,125	11,203	22,167	21,939
Commercial business	5,591	7,386	11,472	14,403
Other	(37)	280	96	584

Total premiums earned	16,679	18,869	33,735	36,926

Investment income, net of investment expense	1,452	1,410	3,024	2,769
Realized investment gains (losses), net	1,294	(162)	1,666	(133)
Other income	88	91	180	111

Total revenues	$19,513	20,208	38,605	39,673

Components of net loss:
Underwriting losses:
Agribusiness	$(4,110)	(1,033)	(4,592)	(1,702)
Commercial business	(588)	(302)	(2,536)	(145)
Other	(218)	16	50	166

Total underwriting losses	(4,916)	(1,319)	(7,078)	(1,681)

Investment income, net of investment expense	1,452	1,410	3,024	2,769
Realized investment gains (losses), net	1,294	(162)	1,666	(133)
Other income	88	91	180	111
Corporate expense	(161)	(48)	(311)	(81)
Interest expense	—	(80)	—	(156)
Other expense, net	(37)	(43)	(70)	(90)

(Loss) income from continuing operations, before income taxes	(2,280)	(151)	(2,589)	739

Income tax (benefit) expense	(1,005)	(98)	(1,072)	107

(Loss) income from continuing operations	$(1,275)	(53)	(1,517)	632

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Discontinued operations:
Gain (loss) from discontinued operations, before income taxes	$—	4	—	(12)
Income tax expense	—	—	—	804

Gain (loss) from discontinued operations	—	4	—	(816)

Net loss	$(1,275)	(49)	(1,517)	(184)

The following table sets forth the net premiums earned by major lines of business for our core insurance products in the three months and six months ended June 30, 2010 and 2009:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net premiums earned:

Agribusiness
Property	$4,014	4,131	7,897	7,933
Commercial auto	2,853	2,797	5,667	5,543
Liability	2,356	2,263	4,647	4,593
Workers’ compensation	1,722	1,845	3,602	3,536
Other	180	167	354	334

Agribusiness subtotal	11,125	11,203	22,167	21,939

Commercial lines
Property & liability	3,416	4,598	6,938	8,878
Workers’ compensation	1,066	1,559	2,309	3,105
Commercial auto	1,053	1,147	2,114	2,271
Other	56	82	111	149

Commercial lines subtotal	5,591	7,386	11,472	14,403
Other	(37)	280	96	584

Total net premiums earned	$16,679	18,869	33,735	36,926

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(14)	Shareholders’ Equity
In 2009, the Board of Directors authorized the Company to repurchase up to 5%, or 272,201, of the issued and outstanding shares of the Company’s common stock from time to time in open market or privately negotiated transactions. During the fourth quarter of 2009, the Company repurchased 217,761 shares under the share repurchase program and used 141,122 shares for the stock incentive plan in May 2010.
On May 12, 2010, the Board of Directors also approved a new share repurchase plan, authorizing the Company to repurchase up to an additional 5%, or 258,591, of the issued and outstanding shares of common stock. Under the plan, the shares may be purchased in the open market or through privately negotiated transactions. During the second quarter of 2010, the Company purchased 287,131 shares under the second share repurchase program. As of June 30, 2010, 25,900 shares remain under the share repurchase authorization approved by the Board of Directors.
(15)	Earnings Per Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2010:

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2010	2010
Numerator:
Net loss	$(1,275)	(1,517)

Denominator:
Weighted average shares outstanding	4,666,806	4,684,312
Effect of dilutive securities	—	—

Weighted average shares diluted	4,666,806	4,684,312

Basic loss per share	$(0.27)	(0.32)

Diluted loss per share	$(0.27)	(0.32)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Potentially dilutive securities representing approximately 23,931 and 12,032 shares of common stock for the three months and six months ended June 30, 2010, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been antidilutive.
(16)	Subsequent Events
Share Repurchase Plan
On August 11, 2010, the Board of Directors approved a new share repurchase plan, authorizing the Company to repurchase up to an additional 5%, or 245,662, of the issued and outstanding shares of common stock. Under the plan, the shares may be purchased in the open market or through privately negotiated transactions during a twelve-month period commencing August 18, 2010.

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
On April 22, 2009, Penn Millers Mutual adopted a plan of conversion to convert Penn Millers Mutual from the mutual to the stock form of organization, which was approved by its eligible members on October 15, 2009. Upon its conversion, Penn Millers Mutual was renamed PMMHC Corp. and PMHC was subsequently merged with and into PMMHC Corp., thereby terminating PMHC’s existence and making PMMHC Corp. the stock holding company for Penn Millers Insurance Company and a wholly owned subsidiary of Penn Millers Holding Corporation. The historical consolidated financial statements of Penn Millers Mutual prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation upon completion of the conversion. Neither PMMHC Corp. nor Penn Millers Holding Corporation engages in any business operations. After the conversion, the outstanding capital stock of Penn Millers Insurance Company and proceeds derived from the public stock offering are the primary assets of PMMHC Corp. and Penn Millers Holding Corporation, respectively.
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

On February 2, 2009, we completed the sale of substantially all of the net assets of Eastern Insurance Group, which was a wholly owned subsidiary insurance agency of PMHC. In July 2008, we completed the sale of substantially all of the net assets of Penn Software and Technology Services, Inc. (Penn Software), a Pennsylvania corporation specializing in providing information technology consulting for small businesses. Penn Software was a wholly owned subsidiary of PMHC. Both Eastern Insurance Group and Penn Software were accounted for as discontinued operations. We are in the process of formally dissolving both Eastern Insurance Group and Penn Software.
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
Our commercial business insurance segment product consists of a business owner’s policy called Solutions that combines the following: property, liability, business interruption, and crime coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target under our Solutions offering include retail, service, hospitality, wholesalers, light manufacturers, and printers. In early 2009, we introduced an insurance product called PennEdge that allows us to write customized coverages on mid-size commercial accounts. PennEdge provides property and liability coverage to accounts that currently do not meet the eligibility requirements for our traditional business owners Solutions policy or our agribusiness products. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, light manufacturing, hospitality, printers, commercial laundries and dry cleaners. These segments were chosen based on the experience of our underwriting staff and the market opportunities available to our existing producers. Currently, the PennEdge product is available in eighteen states.
Our third business segment, which we refer to as our “other” segment, includes the runoff of lines of business that we no longer offer or assume, and assigned risk reinsurance programs in which we are required to participate.
Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc., (A.M. Best) which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on June 22, 2010.
Financial Highlights of Results for the Three and Six Months Ended June 30, 2010:
Three Months Ended June 30, 2010
•	Net book value per share of $21.44 at June 30, 2010, compared to net book value per share of $21.33 at March 31, 2010.
•	Shareholders’ equity decreased $5,352 in the second quarter of 2010 primarily from share repurchases of $4,155, a net loss of $1,275, and net unrealized losses on investments of $517 (after-tax).
•	Our net loss in the quarter was primarily driven by an unprecedented level of catastrophe and other weather-related losses of $5,617 (net of reinsurance) in the period, compared to $1,936 (net of reinsurance) in the second quarter of 2009. Weather-related losses impacted our second quarter 2010 loss and LAE ratio by 33.7 loss ratio points. In the second quarter 2009, weather-related losses had an impact on our loss and LAE ratio of 10.3 loss ratio points.
•	Our public offering in October 2009 provided us with capital to reduce our reliance on reinsurance; and therefore, we did not renew the aggregate excess of loss reinsurance contract in 2010. For the three months ended June 30, 2009, we had ceded $212 of premiums and recorded a $1,941 reduction of 2008 ceded losses under this contract.
•	In order to more closely align the interests of our employees with those of our shareholders, in the second quarter of 2010 we terminated our SERP and issued restricted stock to key executives under the Penn Millers Stock Incentive Plan which was approved by our shareholders at our annual meeting in May 2010. This action replaced our liability under the SERP with equity awards that will be expensed over the six year vesting period as they provide a future benefit to the participants that will link to shareholder returns. Also, under this plan we issued stock options to our directors, executives and certain key contributors in the organization. During the second quarter of 2010, we implemented a cash-based long-term incentive plan that is also intended to link pay to performance. Cash awards under this plan will be based on the attainment of book value per share goals; and the executive participants are required to use the after-tax cash proceeds to purchase our common stock in the open market.
•	Also in the second quarter of this year, our board of directors approved a second share repurchase plan, authorizing management to repurchase up to 5% of our issued and outstanding common stock, or 258,591 shares. In 2010, we have repurchased, under both share repurchase programs, 287,131 shares at a cost of $4,155, or $14.47 per share.

Six Months Ended June 30, 2010
•	Net book value per share of $21.44 at June 30, 2010, compared to $21.31 per share at December 31, 2009.
•	Shareholders’ equity decreased $4,962 in the first six months of 2010 primarily from share repurchases of $4,155, and a net loss of $1,517. Net unrealized losses (net of taxes) from investments were $54 on a year to date basis. Stock compensation expense of $81, and ESOP shares released of $340, had a positive impact on shareholders’ equity for the six month period.
•	Catastrophe and other weather-related losses in the first six months of 2010 were $7,954 in the period, compared to $3,297 in the same period of 2009. On a year to date basis, the impact on our 2010 loss and LAE ratio from weather-related losses was 23.5 loss ratio points, compared to 8.9 loss ratio points in 2009.
•	For the six months ended June 30, 2009, we had ceded $1,007 of premiums under our stop loss contract and reduced ceded losses under the contract by $977 as a result of favorable development on the 2008 accident year. In the third quarter of 2009, the premiums and losses that had been ceded under the contract were reversed due to continued favorable development in the loss ratio subject to the contract.
•	Consistent with our investment policy, we have taken actions to invest a portion of our investment portfolio in equity securities because we believe that, over the long-term, equities will provide a better return to us. As of June 30, 2010, approximately 5.7% of our investment portfolio was comprised of equity securities in a passively-managed equity index fund that follows the broader U.S. stock market.
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

The major components of operating revenues and net loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Premiums earned:
Agribusiness	$11,125	$11,203	$22,167	$21,939
Commercial business	5,591	7,386	11,472	14,403
Other	(37)	280	96	584

Total premiums earned	16,679	18,869	33,735	36,926
Investment income, net of investment expense	1,452	1,410	3,024	2,769
Realized investment gains (losses), net	1,294	(162)	1,666	(133)
Other income	88	91	180	111

Total revenues	$19,513	$20,208	$38,605	$39,673

Components of net loss:
Underwriting (loss) income:
Agribusiness	$(4,110)	$(1,033)	$(4,592)	$(1,702)
Commercial business	(588)	(302)	(2,536)	(145)
Other	(218)	16	50	166

Total underwriting loss	(4,916)	(1,319)	(7,078)	(1,681)
Investment income, net of investment expense	1,452	1,410	3,024	2,769
Realized investment gains (losses), net	1,294	(162)	1,666	(133)
Other income	88	91	180	111
Corporate expense	(161)	(48)	(311)	(81)
Interest income (expense)	—	(80)	—	(156)
Other expense, net	(37)	(43)	(70)	(90)

(Loss) income from continuing operations, before income taxes	(2,280)	(151)	(2,589)	739
Income tax (benefit) expense	(1,005)	(98)	(1,072)	107

(Loss) income from continuing operations	(1,275)	(53)	(1,517)	632

Discontinued operations:
Income (loss) from discontinued operations, before income taxes	—	4	—	(12)
Income tax expense	—	—	—	804

Income (loss) from discontinued operations	—	4	—	(816)

Net loss	$(1,275)	$(49)	$(1,517)	$(184)

Underwriting Ratios:
Loss and loss adjustment expense ratio	95.2%	73.6%	86.7%	70.0%
Underwriting expense ratio	35.2%	33.6%	35.2%	34.7%

GAAP combined ratio	130.4%	107.2%	121.9%	104.7%

Consolidated Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010		2009
Consolidated	Written	Earned	Written	Earned
Direct	$19,118	$21,389	$19,221	$22,863
Assumed	(40)	(84)	292	219
Ceded — Stop loss contract	—	—	(212)	(212)
Ceded — All other	(4,406)	(4,626)	(3,599)	(4,001)

Net	$14,672	$16,679	$15,702	$18,869

	Six Months Ended June 30,
	2010		2009
Consolidated	Written	Earned	Written	Earned
Direct	$39,967	$42,915	$41,975	$46,165
Assumed	48	4	514	441
Ceded — Stop loss contract	—	—	(1,007)	(1,007)
Ceded — All other	(8,969)	(9,184)	(8,098)	(8,673)

Net	$31,046	$33,735	$33,384	$36,926

•	For the three months ended June 30, 2010, we had $16,679 of net premiums earned, compared to $18,869 of net premiums earned for the three months ended June 30, 2009. The $2,190, or 11.6%, decrease is primarily due to a reduction in net premiums earned in our commercial business segment of $1,795 as we continue to see the effects of our efforts to improve our underwriting results in this segment by aggressively managing underperforming producers and classes of business. Net premiums earned in our agribusiness segment were $11,125 and $11,203 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, net premiums earned in our other segment declined by $317 from a significant decline in the level of business assumed from the national workers’ compensation pool. The 2010 premiums written and earned of our assumed business includes a negative adjustment by the pool of $93 for the reapportionment of the pool’s 2009 premiums based on 2009 actual market share.
•	For the six months ended June 30, 2010, we had $33,735 of net premiums earned, compared to $36,926 of net premiums earned for the six months ended June 30, 2009. The $3,191, or 8.6%, decrease is due to a reduction in net premiums earned in our commercial business segment of $2,931 as we continue to see the effects of our efforts to improve our underwriting results in this segment by terminating relationships with underperforming producers, and our strategic decision to discontinue writing premiums in certain unprofitable classes of business. For the six months ended June 30, 2010, net premiums earned in our agribusiness segment were $22,167, a $228, or 1.0% increase over the same period of 2009. In our other segment, net premiums earned declined $488 for the six months ended 2010, compared to the same period of 2009 due to a decline in our level of participation in the national workers’ compensation pool.
•	For the three and six months ended June 30, 2009, we ceded $212 and $1,007, respectively of premiums to our reinsurers under our aggregate stop loss contract. The premiums ceded under the contract were subsequently reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009.
•	All other (excluding the stop loss) ceded premiums earned were higher in the three and six months ended June 30, 2010, compared to the same periods of 2009, primarily due to the reversal of a $645 reinsurance reinstatement premium accrual in the second quarter of 2009, and increases in reinsurance rates.

Net Investment Income
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average cash and invested assets (1)	$187,872	$145,436	$186,758	$140,376
Net investment income	1,452	1,410	3,024	2,769

Return on average cash and invested assets (2)	3.1%	3.9%	3.3%	4.0%

(1)	Average cash and invested assets for 2010 include net proceeds from our October 2009 initial public offering of $45,666.

(2)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income increased $42 and $255 for the three and six months ended June 30, 2010, respectively, as compared to the same periods ended June 30, 2009. The increases in the three and six month periods are primarily attributable to higher balances of available for sale securities funded with cash from our October 2009 initial public offering, partially offset by the impact of declining interest rates.
Realized Investment Gains, Net
For the three and six months ended June 30, 2010, we had $1,294 and $1,666, respectively of net realized investment gains from the sale of fixed maturity securities. For the three and six months ended June 30, 2009, net realized investment gains from the sales of fixed maturity securities were $35 and $64, respectively. As of June 30, 2009, we determined that one security in our portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security which resulted in a pre-tax other-than-temporary impairment loss as of June 30, 2009 of $197.
Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $88 and $91 for the three months ended June 30, 2010 and 2009, respectively, and $180 and $111 for the six months ended June 30, 2010 and 2009, respectively. The net increase in the six month period is due primarily to higher returns on the COLI policies in 2010 compared to 2009. As a result of our decision to terminate the SERP, we redeemed our COLI policies that had been previously purchased to fund the SERP liabilities when they came due.
Consolidated Underwriting (Loss) Income
We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratios, and written premiums.
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

Losses and Loss Adjustment Expenses
The components of incurred losses and LAE and the loss and LAE ratio in the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated	2010	2009	2010	2009

Net premiums earned	$16,679	$18,869	$33,735	$36,926

Incurred Losses and LAE:
Losses	$11,193	$11,825	$22,279	$23,895
Catastrophe losses	4,887	1,447	5,948	1,897
Other weather losses	730	489	2,006	1,400
Stop loss ceded	—	1,941	—	977
Prior year development (1)	(925)	(1,806)	(976)	(2,303)

Total incurred losses and LAE	$15,885	$13,896	$29,257	$25,866

Loss and LAE Ratios:

Losses	67.0%	62.6%	66.1%	64.7%
Catastrophe losses	29.3%	7.7%	17.6%	5.1%
Other weather losses	4.4%	2.6%	5.9%	3.8%
Stop loss ceded	—%	10.3%	—%	2.6%
Prior year development (1)	(5.5)%	(9.6)%	(2.9)%	(6.2)%

Total Loss and LAE ratio	95.2%	73.6%	86.7%	70.0%

(1)	2009 prior year development excludes the impact of the stop loss.
Our loss and loss adjustment expense (LAE) ratio was 95.2% for the three months ended June 30, 2010, compared to 73.6% for the three months ended June 30, 2009. For the six months ended June 30, 2010, our loss and LAE ratio was 86.7%, compared to 70.0% for the six months ended June 30, 2009. The net changes in losses and LAE in the three and six month periods ended June 30, 2010 of $1,989 and $3,391, respectively, were due to:
•	Catastrophe losses were $3,440 higher in the three months ended June 30, 2010 compared to the same period of 2009 due to severe storms in the Midwest that affected several of our large agribusiness insureds. These storm losses arose from catastrophic weather events that included tornadoes in Arkansas, Minnesota and Kansas; and a windstorm in Illinois. Our loss ratio from catastrophes in the second quarter of 2010 was 29.3 points. Over the last five years, our loss ratio from catastrophes in the second quarter has averaged about 8 percentage points. Catastrophe and weather loss ratios will vary significantly quarter to quarter due to the volatility of the frequency and the severity of such losses, relative to the small size of our company. We typically experience the highest level of weather-related loss activity in the second quarter of the year. In the six months ended June 30, 2010, catastrophe losses were $5,948, compared to $1,897 in the six months ended June 30, 2009. The increase is due to the second quarter 2010 catastrophe losses and late winter storms in the Northeast and Mid-Atlantic states that adversely impacted first quarter 2010 results in our commercial business segment.
•	In the three months ended June 30, 2010, we also experienced approximately $730 of non-catastrophe, weather-related losses, compared to approximately $489 of such losses in the second quarter of 2009. For the six months ended June 30, 2010, non-catastrophe weather-related losses were $2,006, compared to $1,400 in the first six months of 2009.
•	In 2010 no losses have been ceded to the reinsurers under the stop loss contract. In the three and six months ended June 30, 2009, we recorded a reduction of ceded losses under the contract of $1,941 and $977, respectively. In the third quarter of 2009, premiums and losses that had been recorded under the aggregate stop loss contract were reversed due to favorable development on the 2008 accident year.

•	We experienced less favorable development in the three and six months ended June 30, 2010 than we experienced in the same periods of 2009. For the three and six months ended June 30, 2010, we recorded $925 and $976, respectively of favorable development, net of reversals in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”). The favorable development in 2010 was primarily driven by lower loss emergence, relative to expectations, on the commercial multi-peril and workers’ compensation lines of business. This favorable development was partly offset by unfavorable development on prior accident year fire and allied claims in our agribusiness segment. This development resulted primarily from new information obtained in the investigation and settlement process, which was used in the determination of business income losses on the part of the insureds.
•	For the three months and six months ended June 30, 2010, other losses decreased by $632 and $1,616, respectively, compared to the same periods of 2009, due to declining exposures. The increase in the associated loss ratios for each period is primarily driven by the commercial multi-peril and workers’ compensation lines of business in our commercial business segment.
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
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $5,871 for the three months ended June 30, 2010 and $6,340 for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, total underwriting and administrative expenses were $11,867 and $12,822, respectively. The net decreases of $469 and $955 in the three and six month periods of 2010 compared to the same periods of 2009 are due to decreases in the amortization of deferred policy acquisition costs and lower underwriting and administrative expenses.
Amortization of deferred policy acquisition costs decreased $288, or 5.3%, for the three months ended June 30, 2010 compared to the same period in 2009; and decreased $917 or 8.4% for the six months ended June 30, 2010 compared to the six months ended 2009. The decreases in these costs are a result of the decline in direct and assumed earned premiums. Underwriting and administrative expenses decreased $181 for the three months ended June 30, 2010, compared to the same period of 2009; and decreased $38 for the six months ended June 30, 2010, compared to the same six month period of 2009. Underwriting and administrative expenses were reduced due to the net gain from the SERP termination recorded in the second quarter of 2010, of $679. This favorable item was offset by increases in insurance, consulting and legal costs associated with public company compliance requirements.
Interest Expense
Interest expense was $0 and $80 in the three months ended June 30, 2010 and 2009, respectively. Interest expense was $0 and $156 in the six months ended June 30, 2010 and 2009, respectively. The three and six month periods ended 2009 included interest on our aggregate stop loss reinsurance contract of $42 and $90, respectively; and interest expense associated with our long term debt and line of credit, the principal amounts of which were repaid in the latter half of 2009.
Other Expense, net
Other expense, net is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums. Other expense, net was $37 for the three months ended June 30, 2010, as compared to $43 for the three month period ended June 30, 2009. Other expense, net was $70 and $90 for the six months ended June 30, 2010 and 2009, respectively. The decreases in the three and six month periods were due primarily to higher levels of write-offs and aging of receivables in 2009 as compared to 2010, the positive impact of which we attribute to our decision to withdraw from certain unprofitable classes of business.
(Loss) Income from Continuing Operations, Before Income Taxes
For the three months ended June 30, 2010, we had a pre-tax loss from continuing operations of $2,280, compared to a pre-tax loss of $151 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we had a pre-tax loss from continuing operations of $2,589, compared to pre-tax income of $739 for the six months ended June 30, 2009. The net changes of $2,129 and $3,328 in the three and six month periods were primarily attributable to:
•	Net premiums earned in the second quarter of 2010 were $2,190 lower than the same period of 2009. For the six month period, net premiums earned were $3,191 lower in 2010 compared to 2009.

•	Losses and LAE were $1,989 higher in the second quarter of 2010, compared to the second quarter of 2009, primarily as a result of higher catastrophe and weather-related losses. For the six month period ended June 30, 2010 compared to the same period of 2009, catastrophe and weather-related losses were higher by $4,657, which contributed to higher losses and LAE of $3,391.
•	Net investment income was higher by $42 and $255 in the three and six month periods, respectively, primarily from our higher cash and invested assets balances due to our October 2009 initial public offering.
•	Net realized gains were higher by $1,456 and $1,799 in the three month and six month periods, respectively from sales of fixed maturity securities. Our results for 2009 included an other-than-temporary impairment charge of $197.
•	For the three and six month periods, total underwriting and administrative expenses were lower by $469 and $955, respectively from our lower level of earned premium in 2010 compared to 2009, which resulted in lower amortization expense for policy acquisition costs. The SERP termination gain recorded in the second quarter of 2010 was partly offset by increased public company compliance-related costs.
Income Tax (Benefit) Expense
For the three months ended June 30, 2010, the income tax benefit for continuing operations was $1,005, or an effective rate of 44.1%, compared to $98 of income tax benefit, or an effective rate of 64.9%, for the three month period ended June 30, 2009. For the six months ended June 30, 2010, the income tax benefit for continuing operations was $1,072, or an effective rate of 41.4%, compared to $107 of income tax expense, or an effective rate of 14.5%, for the six month period ended June 30, 2009. The changes in the consolidated effective income tax rate are due primarily due to fluctuations in our pre-tax income (loss) from continuing operations, and its relationship to the level of tax exempt interest income earned on our municipal bond portfolio.
Discontinued Operations
Discontinued operations in 2009 include the results related to our agency operations at Eastern Insurance Group. The sale of the net assets of Eastern Insurance Group was completed in February 2009. For the three months ended June 30, 2010, the net loss from discounted operations was $0, compared to $4 for the same period in 2009. The six months ended June 30, 2009 amount of $816 includes a provision for income taxes of $804, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis.
Net Loss
For the three months ended June 30, 2010, we had a net loss of $1,275, or $0.27 per diluted share, compared to a net loss of $49 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we had a net loss of $1,517, or $0.32 per diluted share, compared to a net loss of $184 for the six months ended June 30, 2009. The decreases of $1,226 and $1,333 for the three and six month periods respectively were due to the items discussed above.
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

Agribusiness
The results of our agribusiness segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Agribusiness	2010	2009	2010	2009

Direct premiums written	$11,815	$10,389	$26,381	$25,688
Net premiums written	8,690	7,652	19,900	19,354
Revenues:
Net premiums earned	$11,125	$11,203	$22,167	$21,939
Other income (expense)	33	39	60	12

Total revenues(1)	$11,158	$11,242	$22,227	$21,951

Operating (loss):
Underwriting loss	$(4,110)	$(1,033)	$(4,592)	$(1,702)
Other income (expense)	33	39	60	12
Interest & other expenses	(15)	(44)	(28)	(87)

Total operating loss(1)	$(4,092)	$(1,038)	$(4,560)	$(1,777)

Loss and loss expense ratio	104.7%	76.3%	90.2%	75.5%
Underwriting expense ratio	32.2%	32.9%	30.5%	32.3%

GAAP combined ratio	136.9%	109.2%	120.7%	107.8%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.
Agribusiness Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010		2009
Agribusiness	Written	Earned	Written	Earned
Direct	$11,815	$14,515	$10,389	$14,374
Ceded — Stop loss contract	—	—	(156)	(156)
Ceded — All other	(3,125)	(3,390)	(2,581)	(3,015)

Net	$8,690	$11,125	$7,652	$11,203

	Six Months Ended June 30,
	2010		2009
Agribusiness	Written	Earned	Written	Earned
Direct	$26,381	$28,866	$25,688	$28,774
Ceded — Stop loss contract	—	—	(585)	(585)
Ceded — All other	(6,481)	(6,699)	(5,749)	(6,250)

Net	$19,900	$22,167	$19,354	$21,939

The agribusiness marketplace has been very competitive during the last few years, putting pressure on pricing. These competitive pressures are affecting our writing of new and renewal business and putting downward pressure on our existing rates. Our focus on underwriting discipline and rate adequacy in the midst of this soft market resulted in only modest premium revenue growth during 2009 and thus far in the first six months of 2010. Direct premiums written increased from $10,389 for the three months ended June 30, 2009 to $11,815 for the three months ended June 30, 2010, a 13.7% increase. The changes in direct premiums written for the quarterly period reflects higher retention rates in 2010 due to our efforts to proactively manage our producer and policyholder relationships in advance of the renewal. New business as a percentage of direct premiums written was higher in 2010, as we have seen an increase in new policy submissions in the period. For the six months ended June 30, 2010, direct premiums written were $26,381, compared to $25,688 for the six months ended June 30, 2009. The $693, or 2.7% increase is due to higher new business, although competitive pressures resulted in the loss of a few larger accounts in the first quarter of 2010.

We continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. We believe that our strong financial position, our stable and consistent presence in the agribusiness market, and our reputation for strong customer service will serve us better in the long run as these attributes differentiate us from competitors who we believe compete purely on price. In 2010, we did not renew our stop loss contract and, therefore, experienced a reduction in ceded premiums associated with that contract. Ceded premiums earned were higher in the three and six months ended June 30, 2010, compared to the same periods of 2009, primarily due to increases in reinsurance rates, and 2009 included a reinsurance reinstatement premium credit of $252.
Agribusiness Segment Underwriting Loss
The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Agribusiness	2010	2009	2010	2009

Net premiums earned	$11,125	$11,203	$22,167	$21,939

Incurred Losses and LAE:
Losses	$7,014	$7,657	$13,527	$14,744
Catastrophe losses	4,593	1,446	4,756	1,844
Other weather losses	669	366	1,354	807
Stop loss ceded	—	963	—	568
Prior year development (1)	(627)	(1,879)	361	(1,400)

Total incurred losses and LAE	$11,649	$8,553	$19,998	$16,563

Loss and LAE Ratios:

Losses	63.0%	68.3%	61.0%	67.2%
Catastrophe losses	41.3%	12.9%	21.5%	8.4%
Other weather losses	6.0%	3.3%	6.1%	3.7%
Stop loss ceded	—%	8.6%	—%	2.6%
Prior year development (1)	(5.6)%	(16.8)%	1.6%	(6.4)%

Total Loss and LAE ratio	104.7%	76.3%	90.2%	75.5%

(1)	2009 prior year development excludes the impact of the stop loss.
Our agribusiness segment incurred $11,649 of losses and LAE for the three months ended June 30, 2010, compared to $8,553 of losses and LAE for the three months ended June 30, 2009. For the six months ended June 30, 2010, our agribusiness segment incurred $19,998 of losses and LAE, compared to $16,563 of losses and LAE for the six months ended June 30, 2009. The changes in losses and LAE in our agribusiness segment in the three and six month periods were due to several factors:
•	Weather-related losses from both catastrophic and non-catastrophic events increased by $3,450 and $3,459 in the three and six month periods, respectively. The increases in catastrophe losses in the second quarter of $3,147 were due to several Midwest storms. The higher level of losses was primarily driven by large claims incurred by four of our agribusiness policyholders. On a year to date basis, catastrophe losses accounted for 21.5 loss ratio points in 2010, compared to 8.4 loss ratio points in 2009.
•	In the second quarter of 2009 we recorded a reduction of a portion of 2008 accident year losses we had previously ceded under our aggregate stop loss contract as a result of favorable development on that accident year. The premiums and losses ceded under the contract were subsequently completely reversed in the third quarter of 2009 as a result of continued favorable development in the loss ratio subject to the contract. We did not renew the stop loss contract in 2010.

•	In the three month period, we experienced $627 of favorable development in our agribusiness segment in 2010, compared to favorable development of $1,879 (excluding the effect of the stop loss) in the second quarter of 2009. The favorable development in 2010 was primarily in the commercial auto and workers’ compensation lines of business due to a lower level of loss emergence, relative to expectations. This favorable development was partly offset by unfavorable development on prior accident year fire and allied claims that resulted from updated information obtained in the investigation and settlement process and used to determine the amount of business income loss. In the six month period, we experienced $361 of unfavorable development in our agribusiness segment in 2010, net of reversals in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”), compared to favorable development of $1,400 in the first six months of 2009. The unfavorable development in 2010 was primarily in the fire and allied lines of business due to the updated information on previously reported large property claims. This unfavorable development was partly offset by favorable development in the workers’ compensation line of business as a result of a lower level of incurred loss emergence relative to expectations.
•	In the three and six month periods, other current year losses were lower by $643 and $1,217, respectively as a result of improved case incurred loss experience in our commercial auto line of business and a lower level of non-weather related fire losses.
The losses and LAE increase of $3,096 in 2010, due to the catastrophe losses experienced in the second quarter of $4,593; when combined with a modest decline in earned premiums of $78, led to the increase in our loss ratio from 76.3% for the second quarter of 2009 to 104.7% for the second quarter of 2010. The loss ratio of our agribusiness segment for the six month period increased from 75.5% to 90.2%.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $3,586 and $3,683 for the three month periods ended June 30, 2010 and 2009, respectively. The decrease in underwriting and administrative expenses was due to the favorable impact of the SERP termination. The decrease in underwriting expenses, when combined with the small decrease in net premiums earned of $78, resulted in the underwriting expense ratio decreasing slightly for the three month period from 32.9% in 2009 to 32.2% in 2010. Underwriting and administrative expenses declined from $7,078 for the six months ended June 30, 2009 to $6,761 for the same period ended 2010. The decline in underwriting and administrative expenses for the first six months of 2010 was attributable to the impact of the SERP termination and, combined with the increase in net premiums earned, resulted in a lower expense ratio in 2010. The underwriting expense ratio decreased from 32.3% for the six months ended June 30, 2009 to 30.5% for the six months ended June 30, 2010.
The increases in the loss ratios for the three and six month periods ended 2010 from the unprecedented level of catastrophe losses experienced in our agribusiness segment, caused our combined ratio in that segment to increase from 109.2% for the second quarter of 2009 to 136.9% in 2010, and from 107.8% for the first six months of 2009 to 120.7% for the first six months of this year.

Commercial Business
The results of our commercial business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Commercial Business	2010	2009	2010	2009

Direct premiums written	$7,256	$8,771	$13,494	$16,144
Net premiums written	5,975	7,697	11,006	13,373
Revenues:
Net premiums earned	$5,591	$7,386	$11,472	$14,403
Other income	55	52	120	99

Total revenues(1)	$5,646	$7,438	$11,592	$14,502

Operating (loss):
Underwriting (loss) income	$(588)	$(302)	$(2,536)	$(145)
Other income	55	52	120	99
Interest & other expenses	(23)	(52)	(43)	(104)

Total operating loss(1)	$(556)	$(302)	$(2,459)	$(150)

Loss and loss expense ratio	73.4%	70.3%	81.3%	63.4%
Underwriting expense ratio	37.1%	33.8%	40.8%	37.6%

GAAP combined ratio	110.5%	104.1%	122.1%	101.0%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.
Commercial Business Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010		2009
Commercial Business	Written	Earned	Written	Earned
Direct	$7,256	$6,827	$8,771	$8,428
Ceded — Stop loss contract	—	—	(56)	(56)
Ceded — All other	(1,281)	(1,236)	(1,018)	(986)

Net	$5,975	$5,591	$7,697	$7,386

	Six Months Ended June 30,
	2010		2009
Commercial Business	Written	Earned	Written	Earned
Direct	$13,494	$13,957	$16,144	$17,248
Ceded — Stop loss contract	—	—	(422)	(422)
Ceded — All other	(2,488)	(2,485)	(2,349)	(2,423)

Net	$11,006	$11,472	$13,373	$14,403

Our direct premiums written in our commercial business segment were $7,256 for the three months ended June 30, 2010 and $8,771 for the three months ended June 30, 2009. This decline of $1,515 is primarily attributable to our strategic decision to terminate relationships with several underperforming producers. For the six months ended June 30, 2010, direct premiums written were $13,494, as compared to $16,144 for the six months ended June 30, 2009. The $2,650 decline in the six month period was primarily due to our strategic decisions to withdraw from certain unprofitable classes of business and to terminate relationships with several underperforming producers. In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. Currently, the PennEdge product is offered in eighteen states, and we believe it has been well received by our agents and policyholders. Direct premiums written of our PennEdge product in the second quarters of 2010 and 2009 were $954 and $225, respectively. In the first six months of 2010, Penn Edge direct premiums written were $1,568, compared to $282 in the first six months of 2009. In 2010 we did not renew our stop loss contract and, therefore, did not cede premiums under that contract. Ceded premiums earned were higher in the three and six months ended June 30, 2010, compared to the same periods of 2009, primarily due to increases in reinsurance rates, and 2009 included a reinsurance reinstatement premium credit of $393.

Commercial Business Segment Underwriting Loss
The sections below provide more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact our underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Commercial Business	2010	2009	2010	2009

Net premiums earned	$5,591	$7,386	$11,472	$14,403

Incurred Losses and LAE:
Losses	$4,193	$4,044	$8,606	$8,827
Catastrophe losses	294	1	1,192	53
Other weather losses	61	123	652	593
Stop loss ceded	—	978	—	409
Prior year development (1)	(443)	49	(1,120)	(748)

Total incurred losses and LAE	$4,105	$5,195	$9,330	$9,134

Loss and LAE Ratios:

Losses	74.9%	54.7%	75.0%	61.3%
Catastrophe losses	5.3%	0.0%	10.4%	0.4%
Other weather losses	1.1%	1.7%	5.7%	4.1%
Stop loss ceded	—%	13.2%	—%	2.8%
Prior year development (1)	(7.9)%	0.7%	(9.8)%	(5.2)%

Total Loss and LAE ratio	73.4%	70.3%	81.3%	63.4%

(1)	2009 prior year development excludes the impact of the stop loss.
Our commercial business segment incurred $4,105 of losses and LAE for the three months ended June 30, 2010, compared to $5,195 of losses and LAE for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, this segment incurred losses and LAE of $9,330 and $9,134, respectively. The changes in the three and six month periods were due to several factors:
•	Catastrophe losses were $293 higher in the second quarter of 2010, compared to the second quarter of 2009. The spring storms that severely affected our agribusiness insureds also affected our commercial policyholders. Catastrophe losses were $1,139 higher in the first six months of 2010, compared to the same period of 2009. Our commercial business is highly concentrated in the Northeastern United States, and several storms that occurred in this area in the first quarter of 2010 were designated as catastrophes.
•	In 2009, favorable development on the 2008 accident year required us to recognize a portion of losses that had been previously ceded to the reinsurers. As a result of this favorable development, in the second quarter of 2009, we recorded a reduction of $978 of 2008 accident year ceded losses under our aggregate stop loss contract. On a year to date basis, in 2009 $409 of losses were recognized. The losses ceded under the contract were completely reversed in the third quarter of 2009 as a result of continued favorable development in the loss ratio subject to the contract. We did not renew the stop loss contract in 2010.
•	In the second quarter of 2010, we experienced $443 of favorable development in our commercial business segment in 2010, compared to unfavorable development of $49 in the second quarter of 2009. The second quarter 2010 development was primarily attributable to lower than expected loss emergence in our commercial multi-peril line of business. This favorable development was partially offset by unfavorable development on prior accident year workers’ compensation. In the first six months of 2010, we had favorable development in the commercial multi-peril lines, which was offset by unfavorable development in workers’ compensation. The development in both of these lines was due to changes in loss emergence relative to expectations.

•	Current year losses in our commercial business segment were $149 higher in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Current year losses were $221 lower in the first six months of 2010, compared to the first six months of 2009. These modest changes in incurred losses, combined with the declining net premiums earned, resulted in higher loss ratios for both periods. These higher loss ratios were driven by higher severity in the workers’ compensation line of business and increased frequency in the commercial multi-peril line of business.
The lower losses and LAE in the three months ended June 30, 2010, were not sufficient to offset the decline in earned premiums, and our loss ratio in our commercial business segment increased from 70.3% for the second quarter of 2009 to 73.4% in the second quarter of 2010. The higher losses and LAE in the first six months of 2010, arising primarily from the high level of winter storm activity, when combined with the decrease in earned premiums, resulted in our loss ratio in our commercial business segment increasing from 63.4% for the six month period ending 2009 to 81.3% for the six months ended June 30, 2010.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $2,074 and $2,493 for the three month periods ended June 30, 2010 and 2009, respectively. Total underwriting and administrative expenses were $4,678 and $5,414 for the six month periods ended June 30, 2010 and 2009, respectively. The reductions in direct premiums written in 2009 and 2010 contributed to the decreases in these expenses for the three and six month periods of 2010, as compared to 2009. The termination of the SERP in the second quarter of 2010 also contributed to the decrease in underwriting and administrative expenses in the period.
The lower underwriting expenses in 2010 were not enough to offset the reduction in earned premium in 2010 compared to 2009, and the underwriting expense ratio increased from 33.8% for the three months ended June 30, 2009 to 37.1% for the three months ended June 30, 2010. For the six month period, the underwriting expense ratio increased from 37.6% in 2009 to 40.8% in 2010. These three and six month increases in the expense ratio, together with the increases in the loss and LAE ratio, resulted in our combined ratio in our commercial business segment increasing from 104.1% for the three months ended June 30, 2009 to 110.5% for the three months ended June 30, 2010, and from 101.0% for the six months ended June 30, 2009 to 122.1% for the six months ended June 30, 2010.
Other Segment
For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we began exiting in 2001, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s. The most significant of these is a reinsurance agreement we entered into with Munich Re America (formerly American Re), beginning January 1, 1969 and covering various property and liability lines of business. Penn Millers Insurance Company’s participation percentage ranged from 0.625% to 0.75%. We canceled the contract effective December 31, 1986. At June 30, 2010 and at December 31, 2009 we had $5,032 and $5,260, respectively of loss reserves established for our voluntary assumed pools. The mandatory assigned risk programs serve as a secondary market for high risk insureds and include: the Fair Access to Insurance Requirements (FAIR) Plans; beachfront and windstorm plans; Commercial Automobile Insurance Plans (CAIPs); and national and state workers’ compensation pools.
The results of our other segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other	2010	2009	2010	2009

Assumed premiums written	$7	$353	$140	$657
Net premiums written	7	353	140	657
Revenues:
Net premiums earned	$(37)	$280	$96	$584

Total revenues	$(37)	$280	$96	$584

Underwriting (loss) income	$(218)	$16	$50	$166

Operating (loss) income	$(218)	$16	$50	$166

For the three and six months ended June 30, 2010, net premiums earned were $(37) and $96, respectively, compared to $280 and $584 for the three and six months ended June 30, 2009, respectively. The year over year decreases in earned premium on our mandatory assumed business was primarily driven by the continued decline in business assumed from the workers’ compensation residual market pools. The 2010 premiums written and earned of our assumed business includes a negative adjustment by the pool of $93 for the reapportionment of the pool’s 2009 premiums based on 2009 actual market share. In the second quarter of 2009, our other segment had operating income of $16 and an operating loss of $218 in the second quarter of 2010. In the six months ended June 30, 2009, our other segment had operating income of $166, compared to operating income of $50 in the first six months of 2010. The decreases in operating income for the three and six month periods of 2010 as compared to 2009 are due to the declines in earned premiums for this segment.
Financial Position
At June 30, 2010 we had total assets of $261,724, compared to total assets of $263,450 at December 31, 2009. The change in our total assets is primarily due to lower premiums receivable and lower deferred policy acquisition costs, due to our lower volume of earned premiums, offset by higher reinsurance recoverables arising from the increased catastrophe losses we experienced in the second quarter of 2010.
At June 30, 2010 we had total liabilities of $166,638, compared to $163,402 at December 31, 2009. The change in our total liabilities is primarily due to an increase in losses and LAE reserves of $9,530, partly offset by declines in unearned premiums of $3,177 due to our lower premium volume; and decreases in accounts payable, accrued expenses, and income taxes of $3,117, primarily due to the timing of expenditures.
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
The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at June 30, 2010 and at December 31, 2009:

	June 30, 2010		December 31, 2009
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$16,896	10.2%	$17,441	10.4%
U.S. treasury securities	3,550	2.2%	4,612	2.8%
AAA	53,214	32.2%	58,249	34.9%
AA	38,538	23.3%	34,572	20.7%
A	43,307	26.2%	42,538	25.4%
BBB	9,741	5.9%	9,743	5.8%

Total	$165,246	100.0%	$167,155	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total fixed maturity portfolio.

The table below sets forth the maturity profile of our fixed maturity securities at June 30, 2010 and December 31, 2009. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties:

	June 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value(1)	Cost	Value(1)
Less than one year	$10,159	$10,245	$10,008	$10,203
One though five years	86,979	90,662	73,532	76,405
Five through ten years	27,396	28,590	40,196	41,719
Greater than ten years	7,670	8,013	6,581	6,751
Commercial Mortgage-Backed(2)	2,185	2,265	3,806	3,775
Residential Mortgaged-Backed(2)	24,392	25,471	27,607	28,302

Total fixed maturity securities	$158,781	$165,246	$161,730	$167,155

(1)	Fixed maturity securities are carried at fair value in our financial statements.

(2)	Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.
At June 30, 2010, the average effective duration of our mortgage-backed securities was 2.5 years. The average effective duration of our total fixed maturity investment portfolio was 2.9 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $25,471 (with an average credit rating of AAA), and $28,302 (with an average credit rating of AAA) of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at June 30, 2010 and December 31, 2009, respectively. We held no non-agency RMBS during the six months ended June 30, 2010 and during the year ended December 31, 2009.
Approximately 13% and 14% of our investments in fixed maturity securities at June 30, 2010 and December 31, 2009, respectively, were guaranteed by third party monoline insurers. As of June 30, 2010 and as of December 31, 2009, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $21,532 and $22,695, respectively, and an average credit rating of AA+ for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.
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
It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended June 30, 2010, we recognized compensation expense of $192 on 13,500 shares of our common stock. For the six months ended June 30, 2010, we recognized compensation expense of $340 on 27,000 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2010.

On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases were authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warranted. We had the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 272,201, were repurchased. As of December 2009, we had repurchased 217,761 shares at an average cost of $10.18 per share. In the three months ended June 30, 2010, the remaining 54,440 shares were purchased at an average cost of $14.60 per share.
On May 12, 2010, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 258,591, are repurchased. In the three months ended June 30, 2010, we had repurchased under this new program 232,691 shares at an average cost of $14.44 per share. The repurchased shares will be held as treasury shares and will be used in connection with our stock-based incentive plan.
Cash flows from continuing operations for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,
	2010	2009

Cash flows provided by operating activities	$50	$9,386

Cash flows used in investing activities	(5,184)	(8,689)

Cash flows used in financing activities	(4,155)	(561)

Net (decrease) increase in cash and cash equivalents	$(9,289)	$136

Cash flows from operating activities decreased by $9,336 for the six months month period ended June 30, 2010 compared to the period ended June 30, 2009. The change is primarily due to lower premium volume and higher claims payments in 2010 compared to 2009.
Investing activities used $5,184 and $8,689 of net cash for the six months ended June 30, 2010 and 2009, respectively. In the first six months of 2010, net purchases of available-for-sale securities were $7,803, and we received $2,682 of cash from the termination of our COLI policies. In the second quarter of this year we terminated our SERP and these policies were intended to fund the SERP liabilities when they came due. For the first six months of 2009, net purchases of available for sale securities were $11,196, and the net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,576 of net cash.
Cash flows used in financing activities for the first six months of 2010 were comprised entirely of amounts we paid for our outstanding stock under our share repurchase plans. Cash flows used in financing activities for the six months ended June 30, 2009 include $1,138 of amounts paid for fees and expenses associated with our 2009 conversion and public offering. In the first quarter of 2009, we borrowed $733 on our $2,000 line of credit that existed at that time.
As of June 30, 2010, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $13,694. In addition, at June 30, 2010, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.
Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period without prior approval from the Pennsylvania Insurance Department. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2010 and June 30, 2010, the amount available for payment of dividends from Penn Millers Insurance Company in 2010 without the prior approval of the Pennsylvania Insurance Department is $7,249 based upon the insurance company’s 2009 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

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
Critical Accounting Estimates
General
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting estimates are more comprehensively described in our 2009 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” We believe that our most significant accounting estimates to be those applied to losses and loss adjustment expense reserves and related reinsurance recoverables; investment valuation and impairments; and the provision for income taxes.
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
We estimate IBNR reserves by first deriving an actuarially-based estimate of the ultimate cost of total losses and loss adjustment expenses incurred by line of business as of the financial statement date. We then reduce the estimated ultimate losses and loss adjustment expenses by losses and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially-determined estimate is based upon indications from one of several recognized actuarial methodologies, or uses a weighted average of these results. The specific method used to estimate the ultimate losses for individual lines of business, or individual accident years within a line of business, will vary depending on the judgment of the actuary as to what is the most appropriate method for a line of business’ unique characteristics.

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
Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	June 30,	December 31,
	2010	2009
Case reserves	$59,252	$55,258
IBNR reserves	32,460	33,096

Net unpaid losses and LAE	91,712	88,354
Reinsurance recoverables on unpaid losses and LAE	24,528	18,356

Reserves for unpaid losses and LAE	$116,240	$106,710

At June 30, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$83,412	$91,712	$95,866
At December 31, 2009, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$78,154	$88,354	$91,086
Our actuary determined a range of reasonable reserve estimates which reflects the uncertainty inherent in the loss reserving process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the losses and LAE estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized.

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of June 30, 2010 and at December 31, 2009 we had ceded reinsurance loss recoverable under this stop loss contract of $0. The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of June 30, 2010:

				Actuarially Determined
	Case	IBNR	Total	Range of Estimates
	Reserves	Reserves	Reserves	Low	High

Commercial auto liability	$9,703	$5,222	$14,925	$13,766	$15,406
Workers’ compensation	12,871	8,024	20,895	19,947	21,693
Commercial multi-peril	13,233	5,975	19,208	17,885	19,977
Liability	9,344	7,587	16,931	14,933	17,684
Fire & allied	8,081	1,469	9,550	8,224	9,867
Assumed	4,316	3,234	7,550	6,548	7,952
Other	1,704	949	2,653	2,109	3,287

Total net reserves	59,252	32,460	91,712	$83,412	$95,866

Reinsurance recoverables	12,668	11,860	24,528

Gross reserves	$71,920	$44,320	$116,240

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges shown above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined by the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, may have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -9% to +5%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -14% to +3% (fire and allied) to the narrowest being -5% to +4% (workers’ compensation).
The table below summarizes the impact on equity from changes in estimates of unpaid losses and LAE reserves as of June 30, 2010:

		Percentage
		Change in
	Aggregate Loss and	Shareholders’
Reserve Range for Unpaid Loss and LAE	LAE Reserve	Equity (1)
Low End	$83,412	5.8%
Recorded	91,712	—
High End	95,866	(2.9)%

(1)	Net of tax
If the losses and LAE reserves were recorded at the high end of the actuarially determined range, the losses and LAE reserves would increase by $4,154. This increase in reserves would reduce our shareholders’ equity as of June 30, 2010 by $2,742. If the losses and LAE reserves were recorded at the low end of the actuarially determined range, the losses and LAE reserves at June 30, 2010 would be reduced by $8,300, with a corresponding increase in shareholders’ equity of $5,478.
If the losses and LAE reserves were to adversely develop to the high end of the range, $4,154 of anticipated future payments for the losses and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

Specific considerations for major lines of business
Commercial Multi-Peril
At June 30, 2010, the commercial multi-peril line of business had recorded reserves, net of reinsurance, of $19,208, which represented 20.9% of our total net reserves. This line of business includes both property and liability coverage provided under a business owner’s policy. This line of business can be prone to adverse development arising from delayed reporting of claims and adverse settlement trends related to the liability portion of the line. At June 30, 2010 and December 31, 2009, no adjustment was made to the actuarially selected estimate for this line. While management has not identified any specific trends relating to additional reserve uncertainty on prior accident years, a declining economic climate and unfavorable changes to the legal environment could lead to the filing of more claims for previously unreported losses.
Workers’ Compensation
At June 30, 2010, our workers’ compensation line of business had recorded reserves, net of reinsurance, of $20,895, or 22.8% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009 this reserve was $525, or 2.6% above the actuarially selected estimate. In addition to the uncertainties associated with the actuarial assumptions and methodologies described above, the workers’ compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, medical treatment options and duration, changes in overall economic conditions, and company specific initiatives. Initiatives to limit the long term costs of workers’ compensation claims costs, such as return to work programs, can be adversely impacted by poor economic conditions when there are fewer jobs available for injured workers. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary has increased the selected tail loss development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. We believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010 at the same amount as the actuarial central estimate.
Liability
This line of business includes general liability, products liability, and umbrella liability coverages. At June 30, 2010, our liability line of business had recorded reserves, net of reinsurance of $16,931, which represented 18.5% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our liability line of business had recorded reserves, net of reinsurance of $17,060, which represented 19.3% of our total net reserves. This reserve at December 31, 2009 was $650, or 4.0%, above the actuarially selected estimate. This line can be prone to volatility and adverse development. In particular, many claims in these coverages often involve a complex set of facts and high claim amounts, and litigation often takes place in challenging court environments. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2009 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by approximately $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010, and at June 30, 2010 at the same amount as the actuarial central estimate.
Commercial Automobile Liability
At June 30, 2010, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,925, which represented 16.3% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,501, which represented 16.4% of our total net reserves. This reserve at December 31, 2009 was $525, or 3.8%, above the actuarially selected estimate. This line of business is similar to workers’ compensation in that the reporting of claims is generally timely but the true extent of the liability can be difficult to estimate, both at the claim level and in aggregate. The gathering of important information can be delayed due to a slow legal discovery process. Also, uncertainty about the true severity of injuries and unpredictability of medical cost inflation can make reserving for specific claims a challenge. Medical cost inflation and evolving legal environments can also invoke uncertainty into the process of estimating IBNR. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2008 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by over $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010, and at June 30, 2010 at the same amount as the actuarial central estimate.
Fire and Allied
At June 30, 2010, our fire and allied lines of business had recorded reserves, net of reinsurance, of $9,550, which represented 10.4% of our total net reserves. These lines of business comprise a substantial amount of the property exposures that we insure. Our allied line of business covers losses primarily from wind, hail, and snow. No adjustment was been made to the actuarially selected estimate for this line at June 30, 2010 and December 31, 2009. Favorable or unfavorable development can occur on specific claims based on changes in the cost of building materials, refinement of damage assessments, including business income coverage, and resolution of coverage issues; and as opportunities for salvage and subrogation are investigated.

Assumed
At June 30, 2010, our assumed lines of business had recorded reserves, net of reinsurance, of $7,550, which represented 8.2% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, this reserve was $300, or 3.8% above the actuarially selected estimate. These lines comprise the majority of our other segment, with the reserves mostly attributable to a Munich Re America reinsurance pool, in which we terminated our participation in 1986, and the mandatory assumed risk pools in which we are required to participate in the states we do business. The case reserves for these pools are established based on amounts reported to us by the ceding parties. The IBNR is estimated based on observed development trends using the various methodologies described earlier. The exposures within these pools include long tail lines such as workers’ compensation, auto liability, general liability, and products liability; and also include asbestos exposures. Development can occur in these reserves due to such factors as the changing legal environment, the economic climate, and medical cost inflation. In addition, we are dependent on information from third parties which can make it difficult to estimate the IBNR for this business. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary increased the selected paid and incurred development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. The effect of that increase has been partially offset by the declines in total ultimate losses as a result of the declining volume of business assumed from the pools. However, we believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010 at the same amount as the actuarial central estimate.
Our estimated liability for asbestos and environmental claims was $2,301 at June 30, 2010, and $2,397 at December 31, 2009, a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.
Investments
Our fixed maturity investments are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold or other-than-temporarily impaired.
The fair value and unrealized losses for our securities that were temporarily impaired as of June 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Agencies not backed by the full faith and credit of the U.S. government	$1,018	$1	$—	$—	$1,018	$1

State and political subdivisions	—	—	—	—	—	—

Commercial mortgage-backed securities	—	—	—	—	—	—

Residential mortgage-backed securities	—	—	—	—	—	—

Corporate securities	5,858	43	—	—	5,858	43

Total fixed maturities	6,876	44		—	6,876	44

Equity securities	9,964	1,120	—	—	9,964	1,120

Total temporarily impaired securities	$16,840	$1,164	$—	$—	$16,840	$1,164

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
At June 30, 2010 and December 31, 2009, we had gross unrealized losses on fixed maturity and equity securities of $1,164 and $561, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing bond portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however, by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.
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
A portion of our investment portfolio is in a passively-managed equity index fund that follows the broader U.S. stock market. Equity securities have historically provided a higher return than fixed maturity investments, but are subject to more volatility. In evaluating the potential impairment of our equity securities, we consider our ability and intent to hold these assets for a reasonable time to recover their cost basis and the duration and magnitude of the unrealized losses. We also take into account other relevant factors such as: any ratings agencies announcements, general economic and market sector conditions, and input from our independent investment advisor. We have found that the decline in fair value for this asset is due to general declines and volatility in the U.S. equities market that we believe to be temporary in nature.
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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2010 and December 31, 2009 were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. As of June 30, 2010 and December 31, 2009, all of our investments were priced using this one primary service.
Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all fixed maturity securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2010 and the year ended December 31, 2009, and no adjustments were made to the estimates provided by the pricing service for the six months ended June 30, 2010 and the year ended December 31, 2009. The classification within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures, is then confirmed based on the final conclusions from the pricing review.
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation reserve is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.
We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. We evaluate the recoverability of deferred tax assets by taking into account the future taxable income of the legal entity that generated the deferred tax asset. Any changes in estimated future taxable income may require us to change our estimated valuation reserve against our deferred tax assets. In determining whether a valuation reserve is required, we consider all available evidence, both positive and negative, including our cumulative losses in recent years, projected taxable income and available tax strategies.
We had gross deferred tax assets of $9,973 at June 30, 2010 and $10,206 at December 31, 2009. Of the $9,973 of gross deferred tax assets at June 30, 2010, $622 was attributable to federal capital losses; $737 was attributable to federal net operating loss carryforwards; $7,975 was attributable to federal book to tax differences related to ordinary income; and $639 was attributable to state net operating losses. We are required to establish a valuation reserve for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At June 30, 2010 and December 31, 2009, we have recorded a total net deferred tax asset of $3,554 and $3,518, respectively.
The key considerations for each type of deferred tax asset, both capital and ordinary, are as follows:
Capital loss tax assets
At June 30, 2010, the $622 of capital loss deferred tax asset is related to $1,829 of capital loss carryforwards from losses realized on the sale of equities during the 2008 tax year which will expire, if not utilized, by December 31, 2013. With $6,509 of unrealized gains in our fixed maturity portfolio, we have sufficient gains to generate sufficient capital gains during the carryforward period, and have demonstrated through our investment sales in recent quarters that we have the desire and intent to realize sufficient capital gains in order to utilize these loss carryforwards.
Federal net operating loss carryforward
At June 30, 2010, the $737 of federal net operating loss carryforward deferred tax asset is related to $2,168 of taxable loss generated during the current year. This carryforward will expire, if not utilized, by December 31, 2030. We would need to generate less than $200 per year of taxable income over the next twenty years to be able to realize the federal net operating loss carryforward. We have not previously had any federal net operating loss carryforwards expire unused.
Ordinary loss tax assets
The remaining $7,975 of gross federal deferred tax assets consist of recurring temporary differences related to ordinary taxable income. These tax assets are partly offset by recurring gross deferred tax liabilities, the expiration period has not been determined due to their recurring nature and they have yet to result in net operating losses.

We have considered the factors that contributed to our three year cumulative loss, as well as our expectations as to future profitability and our ability to recover these tax assets as described below. With respect to the federal deferred tax assets, we have concluded that there is sufficient positive evidence to outweigh the negative evidence of our three year cumulative loss and have concluded that it is more likely than not that the federal deferred tax assets will be realized.
•	Our three year cumulative pre-tax loss includes capital losses of $6,944 during 2008 and the fourth quarter of 2007 that resulted from the extreme turmoil that hit the capital markets. As discussed above, we have unrealized gains sufficient to recover the remaining unused capital losses during the carryforward period.
•	Our three year cumulative loss also includes a loss from discontinued operations of $4,223, mostly from non-deductible goodwill write-downs in 2008 resulting from the pressure a distressed market put on the values of our Eastern Insurance Group and Penn Software assets as we were preparing to sell them as part of a strategic repositioning. We do not believe the discontinued operations should be considered as negative evidence as the discontinued businesses were clearly separate and unrelated to the profitability of our ongoing insurance operations and the losses in discontinued operations were primarily related to goodwill write-downs indicative of the lower valuations during the economic crisis as noted above. The discontinued operations had no material effect on our results since the first quarter of 2009, when the last of the two discontinued operations was sold.
•	We have had historical operating profitability, including positive operating results in two of the last three years, which is indicative of future earnings capacity.
•	During the second quarter of this year, we experienced our largest level of catastrophe losses in recent history. The $4,887 of catastrophe losses recognized in the quarter were nearly twice our annual average of $2,651 for the previous ten years and was exceeded during that time only by the $5,666 of losses incurred during all of 2004. We believe that this high level of catastrophe losses was abnormal and is not likely to repeat itself in the near future.
•	New insurance products and recent actions to reduce our exposure to poor performing classes of business and underperforming producers have had a positive impact on our underwriting performance that we expect to continue.
•	We have increased our equity due to the recent initial public offering which provides additional financial stability, and we have strategic initiatives in place to deploy our capital that we expect will lead to increased future operating profitability.
•	We have no recent history of federal tax attributes expiring unused; and the carryforward period under the current United States federal tax code for net operating losses is currently 20 years.
Depending on future developments and the achievement of operating profitability, a valuation reserve for any portion of the deferred tax asset may be required in a future period.
For state income tax return purposes, as of June 30, 2010 and December 31, 2009 we had $639 and $629, respectively of deferred tax assets associated with state income tax net operating loss (NOL) carryforwards that will completely expire if unused by 2030. The amount and timing of realizing the benefit of state NOL carryforwards depends on future state taxable income and limitations imposed by tax laws. After considering the potential of our holding company’s ability to generate sufficient state taxable income in the future in order to utilize these state NOLs, we have determined that it is not more likely than not that we will be able to do so. Accordingly, we have established a valuation reserve of $639 and $629 at June 30, 2010 and December 31, 2009, respectively, to reflect our determination that we will not realize the benefit of these state NOLs in the future.
As of June 30, 2010 and December 31, 2009, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2006 through 2009 were open for examination as of June 30, 2010.
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification was provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 6 to the consolidated financial statements.

All other standards and updates of those standards issued during the six months ended June 30, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.
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
The average effective duration of the fixed maturity securities in our investment portfolio at June 30, 2010, was 2.9 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at June 30, 2010:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(10,976)	$154,270
100 basis point increase	(5,004)	160,242
No change	—	165,246
100 basis point decrease	4,979	170,225
200 basis point decrease	10,367	175,613
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

The table below summarizes our equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of June 30, 2010. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios:

	Estimated
	Change in
Hypothetical Change in Market Prices	Fair Value	Fair Value

20% increase	$1,993	$11,957
No change	—	9,964
20% decrease	(1,993)	7,971
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There has been no material developments during the quarter ended June 30, 2010 regarding our currently pending legal proceedings.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of certain material risk factors facing the Company. The information presented below reflects updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-34496).
We are unable to predict the impact that the new federal financial regulatory reform will have on our results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in July 2010, expands the federal presence in insurance oversight. The requirements of the Dodd-Frank Act include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Dodd-Frank Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry; identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system; coordinate federal policy on international insurance matters; and preempt state insurance measures under certain circumstances.
In addition, the Dodd-Frank Act may increase our public company compliance costs. The Dodd-Frank Act grants the Securities and Exchange Commission (“SEC”) express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. As the Dodd-Frank Act calls for numerous studies and contemplates further regulation by the Treasury and the SEC, we are unable to predict with any certainty the overall impact the reform will have on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares that May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (2)	Paid Per Share	Plans or Programs (1)	Programs (1)

May 1 – May 31, 2010	66,346	$14.61	66,346	246,685

June 1 – June 30, 2010	220,785	$14.43	220,785	25,900

(1)	Since October 2009, our board of directors has approved two common share repurchase authorizations of 530,792 shares; and during this period, the cumulative, aggregate shares repurchased have totaled 504,892 shares.

On October 27, 2009, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock, or 272,201 shares. Under this 2009 program, as of June 30, 2010, there are no common shares yet to be purchased. On May 12, 2010 our board of directors authorized the repurchase of an additional 5% of our issued and outstanding common stock from time to time during the twelve-month period beginning May 19, 2010, or 258,591 shares. Under this 2010 program, there are 25,900 shares that may yet be purchased. The repurchases were authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warranted. All purchases were made in accordance with the safe harbor set forth in Exchange Act Rule 10-b-18.

(2)	Represents the total number of shares repurchased during the period of 287,131.
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

10.1
Penn Millers Stock incentive Plan, effective as of May 12, 2010 is incorporated by reference herein to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.2
Penn Millers Holding Corporation Open Market Share Purchase Incentive Plan, is incorporated by reference herein to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

Exhibit No.	Description

10.3
Form of Penn Millers Stock Incentive Plan Restricted Stock Agreement, is incorporated by reference herein to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.4
Form of Penn Millers Stock Incentive Plan Restricted Stock Unit Agreement, is incorporated by reference herein to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.5
Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Incentive Stock Option, is incorporated by reference herein to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.6
Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Nonqualified Stock Option for Non-Management Directors, is incorporated by reference herein to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.7
Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Employees, is incorporated by reference herein to Exhibit No. 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

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

PENN MILLERS HOLDING CORPORATION
Date: August 12, 2010	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer