Form 10-Q
period 2010-09-30
PENN MILLERS HOLDING CORP
filed 2010-11-12
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At November 1, 2010, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended September 30, 2010

Part I — Financial Information
Item 1. — Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Investments:
Fixed maturities available for sale, at fair value (amortized cost $158,375 in 2010 and $161,730 in 2009)	$166,255	167,155
Equity securities available for sale, at fair value (cost $11,141 in 2010 and $0 in 2009)	11,120	—

Total investments	177,375	167,155

Cash and cash equivalents	14,384	20,220
Premiums and fees receivable	28,658	29,526
Reinsurance receivables and recoverables	26,357	19,502
Deferred policy acquisition costs	9,963	10,053
Prepaid reinsurance premiums	4,283	4,076
Accrued investment income	1,562	1,810
Property and equipment, net of accumulated depreciation	3,373	3,769
Income taxes receivable	1,281	—
Deferred income taxes	—	3,518
Other	1,041	3,821

Total assets	$268,277	263,450

Liabilities and Shareholders’ Equity

Liabilities:
Losses and loss adjustment expense reserves	$119,303	106,710
Unearned premiums	43,443	43,313
Accounts payable and accrued expenses	11,607	12,762
Income taxes payable	—	617

Total liabilities	174,353	163,402

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 5,444,022; outstanding 4,448,631 and 4,695,262 shares	54	54
Additional paid-in capital	50,865	50,520
Accumulated other comprehensive income	4,481	2,519
Retained earnings	49,800	54,481
Unearned ESOP, 490,499 and 530,999 shares	(4,905)	(5,310)
Treasury stock, at cost, 504,892 and 217,761 shares	(6,371)	(2,216)

Total shareholders’ equity	93,924	100,048

Total liabilities and shareholders’ equity	$268,277	263,450

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended September 30, 2010 and 2009
(Dollars in thousands, except share data)

	2010	2009
Revenues:
Premiums earned	$17,184	20,795
Investment income, net of investment expense	1,339	1,422
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	639	4

Total realized investment gains, net	639	4

Other income	56	81

Total revenues	19,218	22,302

Losses and expenses:
Losses and loss adjustment expenses	13,733	15,636
Amortization of deferred policy acquisition costs	5,103	5,258
Underwriting and administrative expenses	826	703
Interest expense (income)	6	(160)
Other expense, net	38	16

Total losses and expenses	19,706	21,453

(Loss) income from continuing operations, before income taxes	(488)	849
Income tax expense (benefit)	2,676	(569)

(Loss) income from continuing operations	(3,164)	1,418

Discontinued operations:
Income from discontinued operations, before income taxes	—	51
Income tax expense	—	22

Income from discontinued operations	—	29

Net (loss) income	$(3,164)	1,447

Basic earnings per common share:
Loss from continuing operations	$(0.71)
Loss from discontinued operations	—

Net loss per common share	$(0.71)

Diluted earnings per common share:
Loss from continuing operations	$(0.71)
Loss from discontinued operations	—

Net loss per common share	$(0.71)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Nine months ended September 30, 2010 and 2009
(Dollars in thousands, except share data)

	2010	2009
Revenues:
Premiums earned	$50,919	57,721
Investment income, net of investment expense	4,363	4,191
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	—	(197)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	2,305	68

Total realized investment gains (losses), net	2,305	(129)

Other income	236	192

Total revenues	57,823	61,975

Losses and expenses:
Losses and loss adjustment expenses	42,990	41,502
Amortization of deferred policy acquisition costs	15,139	16,211
Underwriting and administrative expenses	2,657	2,572
Interest expense (income)	6	(4)
Other expense, net	108	106

Total losses and expenses	60,900	60,387

(Loss) income from continuing operations, before income taxes	(3,077)	1,588
Income tax expense (benefit)	1,604	(462)

(Loss) income from continuing operations	(4,681)	2,050

Discontinued operations:
Income from discontinued operations, before income taxes	—	39
Income tax expense	—	826

Loss from discontinued operations	—	(787)

Net (loss) income	$(4,681)	1,263

Basic earnings per common share:
Loss from continuing operations	$(1.02)
Loss from discontinued operations	—

Net loss per common share	$(1.02)

Diluted earnings per common share:
Loss from continuing operations	$(1.02)
Loss from discontinued operations	—

Net loss per common share	$(1.02)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Nine months ended September 30, 2010 and 2009
(Dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	ESOP	Stock	Total
Balance at December 31, 2008	—	—	—	(1,159)	51,914	—	—	50,755

Net income					1,263			1,263
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,791				3,476				3,476
Reclassification adjustment for realized losses included in net income, net of related income tax benefit of $50				98				98

Net unrealized investment gain								3,574
Defined benefit pension plans, net of related income tax benefit of $97				(189)				(189)
Curtailment benefit, net of related expense of $564				1,095				1,095

Comprehensive income								5,743

Balance at September 30, 2009	—	—	—	3,321	53,177	—	—	56,498

Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048

Net loss					(4,681)			(4,681)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,611				3,127				3,127
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $784				(1,521)				(1,521)

Net unrealized investment gain								1,606
Defined benefit pension plans, net of related income tax expense of $26				50				50
Recognition of prior service costs related to curtailment and settlement, net of tax expense of $157 (see Note 8)				306				306

Comprehensive loss								(2,719)

Stock-based compensation			234					234
ESOP shares released			111			405		516
Treasury stock purchased, 287,131 shares							(4,155)	(4,155)

Balance at September 30, 2010	5,444,022	$54	50,865	4,481	49,800	(4,905)	(6,371)	93,924

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended September 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,681)	1,263
Loss from discontinued operations	—	787
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	(6,064)	(2,735)
Change in losses and loss adjustment expense reserves	12,593	7,378
Change in accounts payable and accrued expenses	(3,722)	(420)
Change in current income taxes	(1,898)	998
Deferred income taxes	2,508	(11)
Change in deferred acquisition costs	90	445
Accrual and amortization of investment income	996	276
Amortization and depreciation	469	508
ESOP share allocation	516	—
Amortization of stock-based compensation	234	—
Realized investment (gains) losses, net	(2,305)	129
Other, net	99	(814)

Net cash (used in) provided by operating activities	(1,165)	7,804

Cash flows from investing activities:
Available-for-sale investments:
Purchases of fixed maturity securities	(55,225)	(24,051)
Purchases of equity securities	(11,141)	—
Sales of fixed maturity securities	45,271	7,526
Maturities of fixed maturity securities	17,970	5,300
Proceeds from disposition of officers’ life insurance policies	2,682	—
Proceeds from sale of net assets of subsidiaries	—	2,628
Purchases of property and equipment, net	(73)	(77)

Cash used in investing activities — continuing operations	(516)	(8,674)
Cash provided by investing activities — discontinued operations	—	285

Net cash used in investing activities	(516)	(8,389)

Cash flows from financing activities:
Purchase of treasury stock	(4,155)	—
Initial public offering costs paid	—	(1,312)
Net borrowings on line of credit	—	850
Repayment of long-term debt	—	(1,432)

Cash used in financing activities — continuing operations	(4,155)	(1,894)
Cash used in financing activities — discontinued operations	—	(285)

Net cash used in financing activities	(4,155)	(2,179)

Net decrease in cash	(5,836)	(2,764)
Cash and cash equivalents at beginning of period	20,220	11,959

Cash and cash equivalents at end of period	14,384	9,195
Less cash of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$14,384	9,195

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These reported amounts include loss reserves, contingent liabilities, tax valuation allowances, valuation of defined benefit pension obligations, valuation of investments, including other-than-temporary impairment of investments, and the disclosure of contingent assets and liabilities. Management’s estimates and assumptions also affect the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.
(3)	Concentration of Risk

The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 40 states, direct premiums written for two states, New Jersey and Pennsylvania, accounted for almost 20% of the Company’s direct premiums written for the nine months ended September 30, 2010. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.
(4)	Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying Note 5.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASU amends FASB ASC Topic 944, Financial Services - Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employees’ compensation and fringe benefits related to certain activities for successful contract acquisitions, and (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial position and results of operations.

All other standards and updates of those standards issued during the nine months ended September 30, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months or the nine months ended September 30, 2010 and 2009.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
September 30, 2010:
Fixed maturities, available for sale
U.S. treasuries	$774	—	—	774
Agencies not backed by the full faith and credit of the U.S. government	—	16,606	—	16,606
State and political subdivisions	—	43,795	—	43,795
Commercial mortgage-backed securities	—	1,742	—	1,742
Residential mortgage-backed securities	—	22,648	—	22,648
Corporate securities	—	80,690	—	80,690

Total available for sale	$774	165,481	—	166,255

Equity securities
Stock Market Index Fund	$11,120	—	—	11,120

Total equities	$11,120	—	—	11,120

Total assets	$11,894	165,481	—	177,375

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
Should the independent pricing service be unable to provide a fair value estimate, the Company would attempt to obtain a non-binding fair value estimate, derived from observable inputs, from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, the Company uses that estimate. In instances where the Company is able to obtain fair value estimates from more than one broker-dealer, the Company would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, the Company would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company would classify such a security as a Level 3 investment.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value estimates of the Company’s investments provided by the independent pricing service at September 30, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of September 30, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at September 30, 2010.
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their September 30, 2010 and December 31, 2009 carrying values.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(6)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at September 30, 2010 and December 31, 2009, are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2010:
U.S. Treasuries	$721	53	—	774
Agencies not backed by the full faith and credit of the U.S. government	16,127	479	—	16,606
State and political subdivisions	41,008	2,787	—	43,795
Commercial mortgage-backed securities	1,649	93	—	1,742
Residential mortgage-backed securities	21,736	912	—	22,648
Corporate securities	77,134	3,564	8	80,690

Total fixed maturities	$158,375	7,888	8	166,255

Total equity securities	$11,141	—	21	11,120

December 31, 2009:
U.S. Treasuries	$4,499	113	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	16,933	538	30	17,441
State and political subdivisions	37,415	1,994	75	39,334
Commercial mortgage-backed securities	3,806	34	65	3,775
Residential mortgage-backed securities	27,607	844	149	28,302
Corporate securities	71,470	2,463	242	73,691

Total fixed maturities	$161,730	5,986	561	167,155

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$8,578	8,700
Due after one year through five years	93,038	97,505
Due after five years through ten years	26,411	28,120
Due after ten years	6,963	7,540

	134,990	141,865

Commercial mortgage-backed securities	1,649	1,742
Residential mortgage-backed securities	21,736	22,648

Total fixed maturities	$158,375	166,255

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2010 and December 31, 2009, investments with a fair value of $4,410 and $4,358, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest on fixed maturities	$1,436	1,565	4,669	4,589
Dividends on equity securities	56	—	140	—
Interest on cash and cash equivalents	1	—	5	9

Total investment income	1,493	1,565	4,814	4,598
Investment expense	(154)	(143)	(451)	(407)

Investment income, net of investment expense	$1,339	1,422	4,363	4,191

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity securities:
Available for sale:
Gross gains	$639	44	2,486	95
Gross losses	—	(46)	(181)	(46)
Other-than-temporary impairment losses	—	—	—	(197)

Realized investment gains (losses), net	639	(2)	2,305	(148)
Change in value of interest rate swap	—	6	—	19

Realized investment gains (losses) after change in value of interest rate swap, net	$639	4	2,305	(129)

Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$1,415	3,399	2,455	5,410
Equity securities for continuing operations	1,099	—	(21)	—

Total for continuing operations	2,514	3,399	2,434	5,410
Equity securities for discontinued operations	—	—	—	5

Total including discontinued operations	$2,514	3,399	2,434	5,415

Income tax expense (benefit) on net realized investment gains was $217 and $1 for the three months ended September 30, 2010 and 2009, respectively, and $784 and $(50) for the nine months ended September 30, 2010 and 2009, respectively. Deferred income tax expense applicable to net unrealized investment gains included in accumulated other comprehensive income was $2,672 and $1,845 at September 30, 2010 and December 31, 2009, respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of September 30, 2010 and December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2010:
Corporate securities	$2,187	8	—	—	2,187	8

Total fixed maturity securities	2,187	8	—	—	2,187	8
Equity securities	11,120	21	—	—	11,120	21

Total temporarily impaired securities	$13,307	29	—	—	13,307	29

2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	30	—	—	5,965	30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	423	5,964	138	47,782	561

These fixed maturity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $0 in fixed maturity securities, at fair value, that at September 30, 2010, had been below cost for 12 months or longer. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.
Per the Company’s current policy, a fixed maturity investment is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell, or more likely than not will be required to sell, the security before recovery of its value.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
A portion of the Company’s investment portfolio is in a passively-managed equity index fund that follows the broader U.S. securities market. In evaluating the potential impairment of these securities, the Company considers the severity and duration of the loss, as well as its ability and intent to hold for a reasonable time to permit recovery and other relevant factors such as: any ratings agencies announcements, general economic and market sector conditions, and input from its independent investment advisor. The Company has determined that the decline in fair values for this asset is due to general declines and volatility in the U.S. equities market that the Company believes to be temporary in nature.
The Company believes, based on its analysis, that the fixed maturity and equity securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of operations in the future.
For the three months and nine months ended September 30, 2010, no impairment charges had been incurred by the Company. For the three months and nine months ended September 30, 2009, the Company incurred impairment charges of $0 and $197 related to one fixed maturity security. The security was sold in July 2009 and, therefore, the carrying value of the security was written down to fair value in the second quarter of 2009.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of September 30, 2010, fixed maturity securities issued by banks accounted for 10.5% of the bond portfolio’s book value.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(7)	Comprehensive Income
Comprehensive income for the three months ended and nine months ended September 30, 2010 and 2009 consisted of the following (all amounts net of taxes):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(3,164)	1,447	(4,681)	1,263

Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	2,081	2,241	3,127	3,476
Less:
Reclassification adjustment for realized (gains) losses included in net loss	(421)	2	(1,521)	98

Net unrealized investment gains	1,660	2,243	1,606	3,574
Defined benefit plans	13	(259)	50	(189)
Recognition of prior service costs related to curtailment and settlement (see Note 9)	—	1,095	306	1,095

Other comprehensive income	1,673	3,079	1,962	4,480

Comprehensive (loss) income	$(1,491)	4,526	(2,719)	5,743

Accumulated other comprehensive income at September 30, 2010 and December 31, 2009 consisted of the following amounts (all amounts net of taxes):

	September 30,	December 31,
	2010	2009

Unrealized investment gains for continuing operations	$5,186	3,580
Defined benefit pension plans — net actuarial loss	(705)	(1,061)

Accumulated other comprehensive income	$4,481	2,519

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(8)	Employee Benefit Plans
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

On May 12, 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The SERP benefit obligation was re-measured on that date and the Company recorded a net curtailment loss of $68 and a settlement gain of $747 which were classified as underwriting and administrative expenses in the consolidated statements of operations. The net curtailment loss of $68 was a result of the recognition of $472 of prior unrecognized service costs which was net of a $404 reduction of the projected benefit obligation to the accumulated benefit obligation. On the re-measurement date, the weighted average discount rate was 5.41% compared to 5.67% at December 31, 2009. As of June 30, 2010, the $472 of prior unrecognized service costs and $9 of prior unrecognized net gains were reversed through accumulated other comprehensive income, net of tax, in the amount of $306. The settlement gain of $747 was the result of a further reduction of the accumulated benefit obligation to zero for the four former participants. The accumulated benefit obligation for the one remaining participant in pay status at September 30, 2010 is $607.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The net periodic pension cost for the plans consists of the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic pension cost:
Service and administrative cost	$8	72	84	412
Interest cost	117	123	369	418
Expected return on plan assets	(98)	(81)	(293)	(266)
Amortization of prior service costs	—	10	14	30
Amortization of net loss	20	31	62	116

Net periodic pension cost	47	155	236	710
Curtailment loss	—	—	68	—
Settlement gain	—	—	(747)	—

Net periodic pension expense and additional amounts recognized	$47	155	(443)	710

The Company contributed $905 to the pension plan in the third quarter of 2010.
(9)	Stock-Based Compensation
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

Expected volatility	—	36.00%
Expected term (in years)	—	5
Risk-free interest rate	—	2.26%
Expected dividend yield	—	0.00%
The expected volatility assumption was derived from share price data over the expected term of the options of fourteen companies the Company considers to be its peers based upon asset size, market capitalization, profitability level and other relevant factors. The expected term assumption was derived using the “simplified” approach for plain vanilla options as set forth in SEC Staff Accounting Bulletin (SAB) Topic 14 for new public companies. The risk-free interest rate assumption was based upon the implied yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the options’ expected term. The Company does not expect to pay dividends; therefore, the expected dividend yield is assumed to be zero. No post-vesting restrictions exist for these options.

The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, including the Company’s ESOP, was $329 and $750 for the three and nine months ended September 30, 2010. The related tax benefit recognized was $89 and $204 for the same periods.

The total unrecognized compensation cost related to all nonvested Plan awards at September 30, 2010 was $2,289, which is expected to be recognized in future periods over a weighted average period of 5.2 years. The total unrecognized compensation cost related to these awards was $0 at December 31, 2009.

No equity awards were exercised or forfeited in the three and nine month periods ended September 30, 2010. No additional awards were granted in the three month period ended September 30, 2010.

The summary of stock-based award activity is as follows:

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Stock Options		Restricted Stock Awards
Weighted-
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price
Outstanding at December 31, 2009	—	$—	—	$—
Granted	114,960	14.83	141,122	14.83
Exercised	—	—	—	—
Vested	—	—	—	—
Canceled	—	—	—	—

Outstanding at September 30, 2010	114,960	$14.83	141,122	$14.83

(10)	Federal Income Tax
Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established.

Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficiently positive evidence to overcome the observable negative evidence associated with its three year cumulative loss position. Accordingly, the Company recorded a full valuation allowance of its net deferred tax assets, resulting in net expense on the consolidated statements of operation of $2,508, for the three and nine months ending September 30, 2010.

At December 31, 2009, a valuation reserve of $629 was recorded against the deferred tax asset associated with the state income tax net operating loss (NOL) carryforwards. Consistent with our determination at year end, the Company has concluded that it is more likely than not that the state NOL carryforwards would not be recoverable. An additional valuation reserve of $0 and $10 has been recorded in income tax expense on the consolidated statements of operations for the three and nine months ending September 30, 2010. A full valuation allowance of $639 has been established at September 30, 2010.

As of September 30, 2010, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2009 were open for examination as of September 30, 2010.

Income tax payments, net of refunds, were $823 and $326 in the first three quarters of 2010 and 2009, respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(11)	Reinsurance
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

The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of September 30, 2010, the Company has not ceded any losses under the aggregate stop loss contract. Effective January 1, 2010, the Company has not entered into a new stop loss contract.

The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.

The effect of reinsurance, with respect to premiums and losses, for the three months and nine months ended September 30, 2010 and 2009 is as follows:
(a)	Premiums

	For the three months ended September 30,
	2010		2009
	Written	Earned	Written	Earned

Direct	$25,342	21,939	24,593	22,196
Assumed	134	131	221	215
Ceded	(5,309)	(4,886)	(1,936)	(1,616)

Net	$20,167	17,184	22,878	20,795

	For the nine months ended September 30,
	2010		2009
	Written	Earned	Written	Earned
Direct	$65,309	64,854	66,568	68,361
Assumed	182	135	735	656
Ceded	(14,278)	(14,070)	(11,041)	(11,296)

Net	$51,213	50,919	56,262	57,721

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(b)	Losses and Loss Adjustment Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Direct	$17,184	14,658	56,923	51,019
Assumed	376	102	249	184
Ceded	(3,827)	876	(14,182)	(9,701)

Net	$13,733	15,636	42,990	41,502

(c)	Unearned Premiums

	September 30,	December 31,
	2010	2009

Direct	$43,387	43,304
Assumed	56	9
Prepaid reinsurance (ceded)	(4,283)	(4,076)

Net	$39,160	39,237

(d)	Loss and Loss Adjustment Expense Reserves

	September 30,	December 31,
	2010	2009

Direct	$111,139	97,889
Assumed	8,164	8,821

Gross	$119,303	106,710

(12)	Segment Information
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Premiums earned:
Agribusiness	$11,510	12,254	33,677	34,193
Commercial business	5,502	8,277	16,974	22,680
Other	172	264	268	848

Total premiums earned	17,184	20,795	50,919	57,721

Investment income, net of investment expense	1,339	1,422	4,363	4,191
Realized investment gains (losses), net	639	4	2,305	(129)
Other income	56	81	236	192

Total revenues	$19,218	22,302	57,823	61,975

Components of net (loss) income:
Underwriting income (losses):
Agribusiness	$1,183	2,055	(3,409)	353
Commercial business	(3,217)	(2,866)	(5,753)	(3,011)
Other	(325)	22	(275)	188

Total underwriting losses	(2,359)	(789)	(9,437)	(2,470)

Investment income, net of investment expense	1,339	1,422	4,363	4,191
Realized investment gains (losses), net	639	4	2,305	(129)
Other income	56	81	236	192
Corporate expense	(119)	(13)	(430)	(94)
Interest (expense) income	(6)	160	(6)	4
Other expense, net	(38)	(16)	(108)	(106)

(Loss) income from continuing operations, before income taxes	(488)	849	(3,077)	1,588

Income tax expense (benefit)	2,676	(569)	1,604	(462)

(Loss) income from continuing operations	$(3,164)	1,418	(4,681)	2,050

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Discontinued operations:
Income from discontinued operations, before income taxes	$—	51	—	39
Income tax expense	—	22	—	826

Income (loss) from discontinued operations	—	29	—	(787)

Net (loss) income	$(3,164)	1,447	(4,681)	1,263

The following table sets forth the net premiums earned by major lines of business for our core insurance products in the three months and nine months ended September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net premiums earned:
Agribusiness
Property	$4,144	4,467	12,041	12,399
Commercial auto	2,953	3,202	8,620	8,745
Liability	2,282	2,479	6,929	7,072
Workers’ compensation	1,945	1,936	5,547	5,472
Other	186	170	540	505

Agribusiness subtotal	11,510	12,254	33,677	34,193

Commercial lines
Property & liability	3,357	4,884	10,295	13,762
Workers’ compensation	1,056	1,871	3,365	4,976
Commercial auto	1,032	1,385	3,146	3,656
Other	57	137	168	286

Commercial lines subtotal	5,502	8,277	16,974	22,680
Other	172	264	268	848

Total net premiums earned	$17,184	20,795	50,919	57,721

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(13)	Shareholders’ Equity
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
On May 12, 2010, the Board of Directors also approved a new share repurchase plan, authorizing the Company to repurchase up to an additional 258,591 shares of common stock. Under the plan, the shares may be purchased in the open market or through privately negotiated transactions. During the second quarter of 2010, the Company purchased 287,131 shares under the authorized share repurchase plans.
On August 11, 2010, the Board of Directors approved a new share repurchase plan, authorizing the Company to repurchase up to an additional 245,662 shares of common stock. Under the plan, the shares may be purchased in the open market or through privately negotiated transactions during a twelve-month period commencing August 18, 2010.
As of September 30, 2010, 271,562 shares remain to be purchased under the share repurchase plans approved by the Board of Directors.
(14)	Earnings Per Share
Basic earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2010:

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2010	2010
Numerator:
Net loss	$(3,164)	(4,681)

Denominator:
Weighted average shares outstanding	4,441,881	4,602,614
Effect of dilutive securities	—	—

Weighted average shares diluted	4,441,881	4,602,614

Basic loss per share	$(0.71)	(1.02)

Diluted loss per share	$(0.71)	(1.02)

Potentially dilutive securities representing approximately 68,522 and 23,992 shares of common stock for the three months and nine months ended September 30, 2010, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been antidilutive.

Item 2.
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the risk factor discussed under Part II, Item 1A of the Company’s Form 10-Q for the quarter ended June 30, 2010, and in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2009 that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included thereto in our 2009 annual report on Form 10-K.
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
We offer insurance products designed to meet the needs of certain segments of the agricultural industry and the needs of middle market commercial businesses. We are licensed in 40 states, but we currently limit our sales of our insurance products to 33 states. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our agribusiness insurance segment product includes property (fire and allied lines and inland marine), liability (general, products and umbrella), commercial automobile, and workers’ compensation insurance. We specialize in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. We do not write property or liability insurance for farms or farming operations unless written in conjunction with an eligible agribusiness operation; and we do not write any crop or weather insurance. We market our agribusiness lines through independent producers and our employees.
Our commercial business insurance segment product consists of a business owner’s policy called Solutions that combines the following: property, liability, business interruption, and crime coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target under our Solutions offering include retail, service, hospitality, wholesalers, and printers. In early 2009, we introduced an insurance product called PennEdge that allows us to write customized coverages on mid-size commercial accounts. PennEdge provides property and liability coverage to accounts that currently do not meet the eligibility requirements for our traditional business owners Solutions policy or our agribusiness products. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, manufacturers, hospitality, printers, commercial laundries and dry cleaners. These segments were chosen based on the experience of our underwriting staff and the market opportunities available to our existing producers. Currently, the PennEdge product is available in twenty-one states.
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
Overview of Financial Results for the Three and Nine Months Ended September 30, 2010:
Three Months Ended September 30, 2010
•	Book value per share of $21.11 at September 30, 2010, compared to book value per share of $21.44 at June 30, 2010.

•	The third quarter change in shareholders’ equity was a net decrease of $1,162. The change was primarily from:
•	a pre-tax loss from continuing operations of $488 primarily due to a higher amount of large property losses and liability losses in our agribusiness segment, and a higher amount of commercial multi-peril claims in our commercial business segment;

•	income tax expense of $2,676 in the third quarter that arose primarily from a valuation allowance against our deferred tax assets;

•	these charges to equity were offset by net unrealized gains on investments of $1,660 (after-tax) in the quarter.
•	Also in the third quarter of this year, our board of directors approved a third share repurchase plan, authorizing management to repurchase up to 245,662 shares of our common stock. We did not repurchase any of our shares in the third quarter of 2010.
Nine Months Ended September 30, 2010
•	Book value per share of $21.11 at September 30, 2010, compared to $21.31 per share at December 31, 2009.

•	The nine month change in shareholders’ equity was a net decrease of $6,124. The change was primarily from:
•	share repurchases of $4,155 in the year to date period;

•	a significant level of catastrophe losses of $5,715 (pre-tax) (net of reinsurance);

•	income tax expense of $1,604 that arose primarily from a valuation allowance against our deferred tax assets;

•	these charges to equity were offset by net realized investment gains of $2,305 (pre-tax), and net unrealized investment gains (net of taxes) of $1,606 on a year to date basis.

•	A high level of catastrophe and other weather-related losses of $8,566 (net of reinsurance) in the year to date period contributed to the underwriting losses in both our agribusiness and commercial business segments. Weather-related losses impacted our nine month consolidated loss and LAE ratio by 16.8 loss ratio points, compared to 7.3 loss ratio points for the first nine months of 2009. Severe second quarter storms in the Midwest affected several of our large agribusiness insureds. These storm losses arose from catastrophic wind events in Arkansas, Minnesota, Kansas and Illinois. Also, the nine month period ending September 30, 2010 includes late winter storms in the Northeast and Mid-Atlantic states that adversely impacted first quarter 2010 results in our commercial business segment.
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

The major components of operating revenues and net loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Premiums earned:
Agribusiness	$11,510	$12,254	$33,677	$34,193
Commercial business	5,502	8,277	16,974	22,680
Other	172	264	268	848

Total premiums earned	17,184	20,795	50,919	57,721
Investment income, net of investment expense	1,339	1,422	4,363	4,191
Realized investment gains (losses), net	639	4	2,305	(129)
Other income	56	81	236	192

Total revenues	$19,218	$22,302	$57,823	$61,975

Components of net loss:
Underwriting income (loss):
Agribusiness	$1,183	$2,055	$(3,409)	$353
Commercial business	(3,217)	(2,866)	(5,753)	(3,011)
Other	(325)	22	(275)	188

Total underwriting loss	(2,359)	(789)	(9,437)	(2,470)
Investment income, net of investment expense	1,339	1,422	4,363	4,191
Realized investment gains (losses), net	639	4	2,305	(129)
Other income	56	81	236	192
Corporate expense	(119)	(13)	(430)	(94)
Interest (expense) income	(6)	160	(6)	4
Other expense, net	(38)	(16)	(108)	(106)

(Loss) income from continuing operations, before income taxes	(488)	849	(3,077)	1,588
Income tax expense (benefit)	2,676	(569)	1,604	(462)

(Loss) income from continuing operations	(3,164)	1,418	(4,681)	2,050

Discontinued operations:
Income (loss) from discontinued operations, before income taxes	—	51	—	39
Income tax expense	—	22	—	826

Income (loss) from discontinued operations	—	29	—	(787)

Net loss	$(3,164)	$1,447	$(4,681)	$1,263

Underwriting Ratios:
Loss and loss adjustment expense ratio	79.9%	75.2%	84.4%	71.9%
Underwriting expense ratio	34.5%	28.7%	34.9%	32.5%

GAAP combined ratio	114.4%	103.9%	119.3%	104.4%

Insurance Operations Outlook
The property and casualty insurance industry is in the midst of a soft market that is characterized by low premium growth, declining prices and excess capacity. Also, we and our peers are operating in a sluggish economy with lower exposures, and some property and casualty insurance premium has evaporated with business closings in the economic downturn. There has been some industry consolidation, especially in agribusiness, and insurers continue to consider the right mix of markets and product lines to achieve the best pricing while maintaining underwriting discipline. In addition to premium pricing, our investment yields are also facing downward pressure. Investment income has been lower through the first nine months of 2010; and as our fixed maturity investments mature, it is difficult to reinvest the proceeds in investments that provide a comparable return without excessive risk.

While the current economic and pricing environments have presented challenges, we have positioned our long-term business model in order to capitalize on market opportunities when a hard market returns.
Our business strategy is intended to capitalize on our core competencies in agribusiness and utilize our strengths to continue to expand our PennEdge distribution in our commercial business segment. We have taken certain actions in order to position the Company to take advantage of growth opportunities that we believe will become available when the economic outlook improves, such as:
•	Expanding our reach into geographies that complement our existing network;

•	Growing our commercial business through PennEdge and niche product offerings;

•	Growing our network of producers that we believe will refer significant, profitable business to us;

•	More actively managing the policy renewal process in order to increase our retention of profitable accounts; and

•	Reducing the duration of our bond portfolio in order to minimize the market value declines that would result from a rise in interest rates.
Aggregate Stop Loss Reinsurance Treaty
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
In 2008, an unusually high level of property losses, both catastrophe and non-catastrophe related, resulted in losses and additional reinsurance premiums being ceded to the reinsurers under the stop loss contract. For 2008, premiums ceded under the stop loss contract totaled $3,322, ceded losses totaled $4,292, and interest accrued on the funds withheld account totaled $86, for a net benefit under the stop loss contract to Penn Millers of approximately $884 at December 31, 2008.
The contract contains a profit sharing provision such that if the net profit to the reinsurers for the two years combined exceeds the minimum cost of the contract, any profit above that amount will be returned to us, provided that on or before January 1, 2015 we agree to a commutation whereby the reinsurers are released from any and all past, current and future liabilities under the stop loss contract. As of September 30, 2009, the minimum cost of the contract was $1,408 and, for the full two years, at December 31, 2009 and at September 30, 2010 it was $1,608.
In the quarter ended September 30, 2009, we experienced additional favorable development on accident year 2008 loss reserves subject to the treaty. In addition, our accident year 2009 loss ratio for the nine months ended September 30, 2009 was approximately 67%. As a result of this favorable development on the 2008 accident year, and a lower 2009 accident year loss ratio, the benefit recognized under the stop loss as of December 31, 2008 had reversed itself by September 30, 2009. When the $1,802 of ceded premiums as of September 30, 2009 was added to the improved estimated experience for the 2008 accident year, the profit to the reinsurers for 2008 and 2009 combined was estimated to be $1,974 at September 30, 2009. Accordingly, as of that date we accrued a profit sharing refund due to us of approximately $566, which represents the excess over the $1,408 profit sharing provision in the contract.

The table below illustrates the impact that this reversal had on our pre-tax (loss) income from continuing operations for the three and nine months ended September 30, 2009:

	September 30, 2009
Consolidated (loss) income from stop loss	Three Months	Nine Months
Ceded premiums	$2,921	$1,914
Ceded losses and LAE	(3,315)	(4,292)
Interest expense	176	86

Net impact on (loss) income from continuing operations, before income taxes	$(218)	$(2,292)

Consolidated Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010		2009
Consolidated	Written	Earned	Written	Earned
Direct	$25,342	$21,939	$24,593	$22,196
Assumed	134	131	221	215
Ceded — Stop loss contract	—	—	2,921	2,921
Ceded — All other	(5,309)	(4,886)	(4,857)	(4,537)

Net	$20,167	$17,184	$22,878	$20,795

	Nine Months Ended September 30,
	2010		2009
Consolidated	Written	Earned	Written	Earned
Direct	$65,309	$64,854	$66,568	$68,361
Assumed	182	135	735	656
Ceded — Stop loss contract	—	—	1,914	1,914
Ceded — All other	(14,278)	(14,070)	(12,955)	(13,210)

Net	$51,213	$50,919	$56,262	$57,721

•	For the three months ended September 30, 2010, we had $17,184 of net premiums earned, compared to $20,795 of net premiums earned for the three months ended September 30, 2009. The $3,611, or 17.4%, decrease in the three month period is mostly due to the favorable effect of the stop loss reversal that we recognized in 2009 of $2,921, and a reduction in direct premiums earned in our commercial business segment of $1,212 as we continue to see the effects of our efforts to improve our underwriting results in this segment by aggressively managing underperforming producers and classes of business. Direct premiums earned in our agribusiness segment were $15,135 for the third quarter of 2010, compared to $14,172 for the third quarter of 2009, a $963, or 6.8% increase. For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, net premiums earned in our other segment declined by $92 from a decline in the level of business assumed from the national workers’ compensation pool.

•	For the nine months ended September 30, 2010, we had $50,919 of net premiums earned, compared to $57,721 of net premiums earned for the nine months ended September 30, 2009, a decline of $6,802, or 11.8%. Direct premiums earned in our commercial business segment were lower in the nine month period by $4,503 as we continue to see the effects of our efforts to improve our underwriting results in this segment by terminating relationships with underperforming producers, and our strategic decision to discontinue writing premiums in certain unprofitable classes of business. For the nine months ended September 30, 2010, direct premiums earned in our agribusiness segment were $44,001, a $1,055, or 2.5%, increase over the same period of 2009. In our other segment, net premiums earned declined $580 for the nine months ended 2010, compared to the same period of 2009 due to a decline in premiums assumed from the national workers’ compensation pool.

•	For the three and nine months ended September 30, 2009, the net adjustment of ceded premium recorded under the stop loss contract was $2,921 and $1,914, respectively. The premiums ceded under the contract for the 2008 accident year were reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we raised additional capital through our stock offering which closed in October 2009.

•	Ceded premiums earned (excluding the stop loss) were higher in the three and nine months ended September 30, 2010, compared to the same periods of 2009 due to increases in reinsurance rates on our 2010 reinsurance program. The nine month period ended September 30, 2009 includes a reversal of a $645 reinsurance reinstatement premium accrual recognized in the second quarter of 2009.
Net Investment Income
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average cash and invested assets (1)	$188,950	$147,216	$189,567	$140,714
Net investment income	1,339	1,422	4,363	4,191

Return on average cash and invested assets (2)	2.9%	3.9%	3.1%	4.0%

(1)	Average cash and invested assets for 2010 include net proceeds from our October 2009 initial public offering of $45,666.

(2)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income decreased $83 for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. For the nine months ended September 30, 2010, net investment income was $4,363, compared to $4,191 for the nine months ended September 30, 2009. The decrease in the three month period is due to declining interest rates on our fixed maturity portfolio. The net increase in the nine month period is primarily attributable to higher balances of available for sale securities funded with cash from our October 2009 initial public offering, partially offset by the impact of declining interest rates.
Realized Investment Gains (Losses), Net
For the three and nine months ended September 30, 2010, we had $639 and $2,305, respectively of net realized investment gains from the sale of fixed maturity securities. For the three and nine months ended September 30, 2009, net realized investment gains from the sale of fixed maturity securities were $4 and $68, respectively. As of June 30, 2009, we determined that one security in our portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security which resulted in a pre-tax other-than-temporary impairment loss as of June 30, 2009 of $197.
Other Income
Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $56 and $81 for the three months ended September 30, 2010 and 2009, respectively, and $236 and $192 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the three month period is primarily due to lower installment fee revenue. The increase in the nine month period is primarily due to higher returns on the COLI policies in 2010 compared to 2009. As a result of our decision to terminate the SERP, in the second quarter of this year we redeemed our COLI policies that had been previously purchased to fund the SERP liabilities when they came due.
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

Losses and Loss Adjustment Expenses
The components of incurred losses and LAE and the loss and LAE ratio in the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated	2010	2009	2010	2009

Net premiums earned	$17,184	$20,795	$50,919	$57,721

Incurred Losses and LAE:
Losses	$13,971	$11,200	$36,250	$35,095
Catastrophe losses	(233)	318	5,715	2,215
Other weather losses	845	619	2,851	2,019
Stop loss ceded	—	3,315	—	4,292
Prior year development (1)	(850)	184	(1,826)	(2,119)

Total incurred losses and LAE	$13,733	$15,636	$42,990	$41,502

Loss and LAE Ratios:

Losses	81.3%	53.9%	71.2%	60.9%
Catastrophe losses	(1.4)%	1.5%	11.2%	3.8%
Other weather losses	4.9%	3.0%	5.6%	3.5%
Stop loss ceded	—%	15.9%	—%	7.4%
Prior year development (1)	(4.9)%	0.9%	(3.6)%	(3.7)%

Total Loss and LAE ratio	79.9%	75.2%	84.4%	71.9%

(1)	2009 prior year development excludes the impact of the stop loss.
Our loss and loss adjustment expense (LAE) ratio was 79.9% for the three months ended September 30, 2010, compared to 75.2% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, our loss and LAE ratio was 84.4%, compared to 71.9% for the nine months ended September 30, 2009. The changes in losses and LAE for the three and nine month periods are further described below:
•	Losses not attributable to catastrophes or weather were higher in the three and nine months ended September 30, 2010 compared to the same periods of 2009 by $2,771 and $1,155, respectively. The increases in the three and nine month periods are primarily attributable to our commercial multi-peril line, which experienced two large fire losses and an increase in the frequency of smaller-size claims. In addition, our commercial business segment has experienced some adverse development on 2009 workers’ compensation claims which resulted in an increase in our actuary’s estimate of 2010 ultimate losses for that line of business. Also contributing to the increases were a higher frequency of other liability claims in both our agribusiness and commercial business segments, and a higher level of large, non-weather related property losses in our agribusiness segment in the third quarter of 2010.

•	The decrease in catastrophe losses in the third quarter of 2010 compared to the third quarter of 2009 of $551 was due primarily to revised estimates on catastrophe losses incurred in the second quarter of 2010. Catastrophe losses were $3,500 higher in the nine month period of 2010, compared to the same period of 2009 due to severe storms in the Midwest that affected several of our large agribusiness insureds. These storm losses arose from catastrophic wind events in Arkansas, Minnesota, Kansas, and Illinois. Our loss ratio from catastrophes in the first nine months of 2010 was 11.2 points compared to 3.8 points in 2009. Catastrophe and weather loss ratios will vary significantly quarter to quarter due to the volatility of the frequency and the severity of such losses, relative to the small size of our company. We typically experience the highest level of weather-related loss activity in the second quarter of the year. Also, the nine month period ending September 30, 2010 includes late winter storms in the Northeast and Mid-Atlantic states that adversely impacted first quarter 2010 results in our commercial business segment.

•	In the three months ended September 30, 2010, we experienced approximately $845 of non-catastrophe, weather-related losses, compared to approximately $619 of such losses in the third quarter of 2009. For the nine months ended September 30, 2010, non-catastrophe weather-related losses were $2,851, compared to $2,019 in the first nine months of 2009.

•	In 2010 no losses have been ceded to the reinsurers under the stop loss contract. In the three and nine months ended September 30, 2009, we recorded a reversal of previously ceded losses under our stop loss contract of $3,315 and $4,292, respectively due to favorable development on the 2008 accident year. As previously discussed, for the three and nine months ended September 2009, earned premiums were favorably impacted by the stop loss reversal by $2,921 and $1,914, respectively.

•	We experienced net favorable prior year reserve development in the three months ended September 30, 2010 of $850, compared to net unfavorable development of $184 in the three months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded $1,826 of net favorable development, which includes reversals in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”). The favorable development in 2010 was primarily driven by lower loss emergence, relative to expectations, on the commercial multi-peril line of business; favorable loss emergence, relative to expectations in the workers’ compensation and commercial auto lines of business in our agribusiness segment; favorable commercial auto claims settlements on prior years in our agribusiness segment; and favorable development in business assumed from the NCCI pool. This favorable development was partly offset by unfavorable development on prior accident year fire and allied claims in our agribusiness segment that resulted primarily from new information obtained in the investigation and settlement process, which was used in the determination of business income losses on the part of the insureds; unfavorable liability development, mostly in the Munich Re assumed pool; and unfavorable commercial auto development in our commercial business segment, mostly arising from one large 2009 claim.
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
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $5,929 for the three months ended September 30, 2010 and $5,961 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, total underwriting and administrative expenses were $17,796 and $18,783, respectively. Amortization of deferred policy acquisition costs decreased $155, or 2.9%, for the three months ended September 30, 2010 compared to the same period in 2009; and decreased $1,072 or 6.6% for the nine months ended September 30, 2010 compared to the nine months ended 2009. The decreases in these costs are a result of the decline in direct and assumed earned premiums. Underwriting and administrative expenses increased $123 for the three months ended September 30, 2010, compared to the same period of 2009; and increased $85 for the nine months ended September 30, 2010, compared to the same nine month period of 2009. Underwriting and administrative expenses in the nine month period of 2010 were reduced due to the net gain from the SERP termination recorded in the second quarter of 2010, of $679. This favorable item was offset by increases in insurance, consulting and legal costs associated with public company compliance requirements.
Interest (Expense) Income
Interest expense was $6 in the three months ended September 30, 2010, compared to interest income of $160 in the three months ended September 30, 2009. Interest expense was $6 in the nine months ended September 30, 2010, compared to interest income of $4 in the nine months ended September 30, 2009. The three and nine month periods ended 2009 included a reversal of interest expense on our aggregate stop loss reinsurance contract of $176 and $86, respectively. This was partly offset by interest expense associated with our long term debt and line of credit, the principal amounts of which were repaid in the latter half of 2009.
Other Expense, net
Other expense, net is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums. Other expense, net was $38 for the three months ended September 30, 2010, as compared to $16 for the three month period ended September 30, 2009. The increase in the three month period was primarily due to increased premium write-offs. Other expense, net was $108 and $106 for the nine months ended September 30, 2010 and 2009, respectively.
(Loss) Income from Continuing Operations, Before Income Taxes
For the three months ended September 30, 2010, we had a pre-tax loss from continuing operations of $488, compared to pre-tax income of $849 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we had a pre-tax loss from continuing operations of $3,077, compared to pre-tax income of $1,588 for the nine months ended September 30, 2009. Amounts that contributed to the changes in our pre-tax (loss) income from continuing operations are further described below:
•	Net premiums earned in the third quarter of 2010 were $3,611 lower than the same period of 2009. For the nine month period, net premiums earned were $6,802 lower in 2010 compared to 2009. The favorable impact of the stop loss on 2009 earned premiums for the three and nine month period of 2009 was $2,921 and $1,914, respectively.

•	Losses and LAE were $1,903 lower in the third quarter of 2010, compared to the third quarter of 2009, primarily as a result of the reversal of the stop loss in 2009 of $3,315. This variance was offset by higher current accident year losses. For the nine month period ended September 30, 2010 compared to the same period of 2009, catastrophe and weather-related losses were higher by $4,332, and current year losses were higher by $1,155. These amounts were offset by $4,292 related to the 2009 stop loss reversal.

•	Net realized gains were higher by $635 and $2,434 in the three month and nine month periods, respectively from sales of fixed maturity securities. Our results for 2009 included an other-than-temporary impairment charge of $197.

•	Total underwriting and administrative expenses were relatively flat in the three month period; and lower by $987 in the nine month period, due to our lower level of earned premium in 2010 compared to 2009, which resulted in lower amortization expense for policy acquisition costs. The SERP termination gain recorded in the second quarter of 2010 was partly offset by increased public company compliance-related costs.
Income Tax Expense (Benefit)
The three and nine month periods of 2010 include an income tax expense of $2,508 associated with our establishing a valuation allowance against our net deferred tax assets. For more information, see our discussion of “Income Taxes” under the section entitled “Critical Accounting Estimates.” Excluding the impact of the valuation allowance, our effective income tax rate for the year to date period ended September 30, 2010 was 29.4%.
For the three and nine month periods ended September 30, 2009, our effective tax rate was (67.0)% and (29.1)%, respectively. The three and nine months ended September 30, 2009 provision for income taxes included a reversal of a deferred tax valuation allowance of $1,026, based on our determination at the time that it was more likely than not that we would be able to realize the full benefit of our deferred tax assets related to our 2008 capital losses. Other changes in the consolidated effective income tax rate are due primarily to fluctuations in our pre-tax income (loss) from continuing operations, and its relationship to the level of tax exempt interest income earned on our municipal bond portfolio.
Discontinued Operations
Discontinued operations in 2009 include the results related to our agency operations at Eastern Insurance Group. The sale of the net assets of Eastern Insurance Group was completed in February 2009. For the three months ended September 30, 2010, the net loss from discontinued operations was $0, compared to net income from discontinued operations of $29 for the same period in 2009. The nine months ended September 30, 2009 net loss from discontinued operations amount of $787 includes a provision for income taxes of $826, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis.
Net Loss
For the three months ended September 30, 2010, we had a net loss of $3,164, or $0.71 per diluted share, compared to net income of $1,447 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we had a net loss of $4,681, or $1.02 per diluted share, compared to net income of $1,263 for the nine months ended September 30, 2009. The decreases of $4,611 and $5,944 for the three and nine month periods respectively were due to the items discussed above.
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

Agribusiness
The results of our agribusiness segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Agribusiness	2010	2009	2010	2009

Direct premiums written	$18,421	$17,592	$44,802	$43,280
Net premiums written	14,426	15,335	34,326	34,689
Revenues:
Net premiums earned	$11,510	$12,254	$33,677	$34,193
Other income	6	22	66	34

Total revenues(1)	$11,516	$12,276	$33,743	$34,227

Operating income (loss):
Underwriting income (loss)	$1,183	$2,055	$(3,409)	$353
Other income	6	22	66	34
Interest & other expenses	(29)	100	(57)	13

Total operating income (loss)(1)	$1,160	$2,177	$(3,400)	$400

Loss and loss expense ratio	60.8%	57.1%	80.2%	68.9%
Underwriting expense ratio	28.9%	26.1%	29.9%	30.1%

GAAP combined ratio	89.7%	83.2%	110.1%	99.0%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.
Agribusiness Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010		2009
Agribusiness	Written	Earned	Written	Earned
Direct	$18,421	$15,135	$17,592	$14,172
Ceded — Stop loss contract	—	—	1,315	1,315
Ceded — All other	(3,995)	(3,625)	(3,572)	(3,233)

Net	$14,426	$11,510	$15,335	$12,254

	Nine Months Ended September 30,
	2010		2009
Agribusiness	Written	Earned	Written	Earned
Direct	$44,802	$44,001	$43,280	$42,946
Ceded — Stop loss contract	—	—	730	730
Ceded — All other	(10,476)	(10,324)	(9,321)	(9,483)

Net	$34,326	$33,677	$34,689	$34,193

The agribusiness marketplace has been very competitive during the last few years, putting pressure on pricing. These competitive pressures are affecting our writing of new and renewal business and putting downward pressure on our existing rates. Our focus on underwriting discipline and rate adequacy in the midst of this soft market resulted in only modest premium revenue growth during 2009 and thus far in the first nine months of 2010. Direct premiums written increased from $17,592 for the three months ended September 30, 2009 to $18,421 for the three months ended September 30, 2010, a 4.7% increase. The change in direct premiums written for the quarterly period reflects higher retention rates in 2010 due to our efforts to proactively manage our producer and policyholder relationships in advance of the policy renewal date. New business as a percentage of direct premiums written was higher in 2010, as we have seen an increase in new policy submissions in the period. For the nine months ended September 30, 2010, direct premiums written were $44,802, compared to $43,280 for the nine months ended September 30, 2009. The $1,522, or 3.5% increase is due to higher new business and increased retention rates, although competitive pressures have resulted in the loss of a few larger accounts in 2010.

We continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. We believe that our strong financial position, our stable and consistent presence in the agribusiness market, and our reputation for strong customer service will serve us better in the long run as these attributes differentiate us from competitors who we believe compete purely on price. For the three and nine months ended September 30, 2009, the net reversal of the stop loss was $1,315 and $730, respectively. Ceded premiums earned (excluding the stop loss) were higher in the three and nine months ended September 30, 2010, compared to the same periods of 2009, primarily due to increases in reinsurance rates on our 2010 reinsurance program; and the first quarter of 2009 included a reinsurance reinstatement premium credit of $252.
Agribusiness Segment Underwriting Loss
The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Agribusiness	2010	2009	2010	2009

Net premiums earned	$11,510	$12,254	$33,677	$34,193

Incurred Losses and LAE:
Losses	$8,098	$6,751	$21,625	$21,495
Catastrophe losses	(379)	312	4,377	2,156
Other weather losses	662	487	2,016	1,294
Stop loss ceded	—	—	—	568
Prior year development (1)	(1,378)	(548)	(1,017)	(1,948)

Total incurred losses and LAE	$7,003	$7,002	$27,001	$23,565

Loss and LAE Ratios:

Losses	70.3%	55.1%	64.2%	62.8%
Catastrophe losses	(3.3)%	2.5%	13.0%	6.3%
Other weather losses	5.8%	4.0%	6.0%	3.8%
Stop loss ceded	—%	—%	—%	1.7%
Prior year development (1)	(12.0)%	(4.5)%	(3.0)%	(5.7)%

Total Loss and LAE ratio	60.8%	57.1%	80.2%	68.9%

(1)	2009 prior year development excludes the impact of the stop loss.
Our agribusiness segment incurred $7,003 of losses and LAE for the three months ended September 30, 2010, compared to $7,002 of losses and LAE for the three months ended September 30, 2009. For the nine months ended September 30, 2010, our agribusiness segment incurred $27,001 of losses and LAE, compared to $23,565 of losses and LAE for the nine months ended September 30, 2009. The changes in losses and LAE in our agribusiness segment for the three and nine month periods are further described below:
•	In the three and nine month periods, other current year losses were higher by $1,347 and $130, respectively. The increase in the three month period was primarily due to a higher level of large agribusiness property losses and an increase in frequency of liability claims. In the nine month period, we experienced an increase in the frequency of liability claims in 2010 compared to 2009, which was partially offset by improved case incurred loss experience in our commercial auto line of business and a lower level of non-weather related fire losses.

•	Weather-related losses from both catastrophic and non-catastrophic events decreased by $516 in the quarter ended September 30, 2010, but increased by $2,943 in the nine month period. The catastrophe losses in the second quarter, 2010 of $3,147 were due to several Midwest storms that resulted in large claims mostly incurred by four of our agribusiness policyholders. On a year to date basis, catastrophe losses accounted for 13.0 loss ratio points in 2010, compared to 6.3 loss ratio points in 2009.

•	In the third quarter of 2009 we recorded a reversal of 2008 accident year losses we had previously ceded under our aggregate stop loss contract as a result of favorable development on that accident year. The impact of the reversal on our losses and LAE was $0 and $568 in the three and nine months ended September 30, 2009, respectively. We did not renew the stop loss contract in 2010.

•	In the three month period, we experienced $1,378 of net favorable prior year reserve development in our agribusiness segment in 2010, compared to favorable development of $548 (excluding the effect of the stop loss) in the third quarter of 2009. The favorable development in 2010 was primarily in the commercial auto, workers’ compensation, and liability lines of business due to a lower level of loss emergence, relative to expectations. In the nine month period, we experienced $1,017 of favorable development in our agribusiness segment in 2010, including reversals in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”), compared to favorable development of $1,948 in the first nine months of 2009. The favorable development in the nine month period of 2010 was due to favorable development in the workers’ compensation, commercial auto, and liability lines of business as a result of a lower level of incurred loss emergence relative to expectations. The commercial auto line of business was also impacted positively by favorable prior year claims settlements. This favorable development was partly offset by unfavorable development in the fire and allied lines of business due to updated information on previously reported large property claims.
Since the losses in the third quarter of 2010 were flat against the losses for the third quarter 2009, the $744 decrease in earned premiums for the third quarter ($1,315 of which was related to the 2009 stop loss) drove the increase in the third quarter loss ratio from 57.1% for the third quarter of 2009 to 60.8% for the third quarter of 2010. The loss ratio of our agribusiness segment for the nine month period increased from 68.9% to 80.2% due primarily to the second quarter catastrophe losses that negatively impacted our agribusiness segment.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $3,324 and $3,197 for the three month periods ended September 30, 2010 and 2009, respectively. The increase in underwriting expenses, when combined with the decrease in net premiums earned of $744, resulted in the underwriting expense ratio increasing for the three month period from 26.1% in 2009 to 28.9% in 2010. Underwriting and administrative expenses declined from $10,275 for the nine months ended September 30, 2009 to $10,085 for the same period ended 2010. The decline in underwriting and administrative expenses for the first nine months of 2010 was attributable to the impact of the SERP termination in the second quarter of 2010; and, when netted against the decrease in net premiums earned, resulted in a slightly lower expense ratio in 2010. The underwriting expense ratio decreased from 30.1% for the nine months ended September 30, 2009 to 29.9% for the nine months ended September 30, 2010.
The increases in both the loss ratio and the underwriting expense ratio for the third quarter ended 2010 caused our combined ratio in our agribusiness segment to increase from 83.2% for the third quarter of 2009 to 89.7% in 2010. The high level of catastrophe losses in the second quarter of this year was primarily responsible for our combined ratio rising from 99.0% for the first nine months of 2009 to 110.1% for the first nine months of 2010.

Commercial Business
The results of our commercial business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commercial Business	2010	2009	2010	2009

Direct premiums written	$6,880	$6,952	$20,374	$23,096
Net premiums written	5,566	7,273	16,572	20,646
Revenues:
Net premiums earned	$5,502	$8,277	$16,974	$22,680
Other income	50	59	170	158

Total revenues(1)	$5,552	$8,336	$17,144	$22,838

Operating (loss):
Underwriting (loss)	$(3,217)	$(2,866)	$(5,753)	$(3,011)
Other income	50	59	170	158
Interest & other expenses	(15)	60	(58)	(44)

Total operating loss(1)	$(3,182)	$(2,747)	$(5,641)	$(2,897)

Loss and loss expense ratio	115.1%	102.8%	92.3%	77.8%
Underwriting expense ratio	43.3%	31.8%	41.6%	35.5%

GAAP combined ratio	158.4%	134.6%	133.9%	113.3%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.
Commercial Business Segment Premiums Written and Premiums Earned
The components of premiums written and earned, for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010		2009
Commercial Business	Written	Earned	Written	Earned
Direct	$6,880	$6,763	$6,952	$7,975
Ceded — Stop loss contract	—	—	1,606	1,606
Ceded — All other	(1,314)	(1,261)	(1,285)	(1,304)

Net	$5,566	$5,502	$7,273	$8,277

	Nine Months Ended September 30,
	2010		2009
Commercial Business	Written	Earned	Written	Earned
Direct	$20,374	$20,720	$23,096	$25,223
Ceded — Stop loss contract	—	—	1,184	1,184
Ceded — All other	(3,802)	(3,746)	(3,634)	(3,727)

Net	$16,572	$16,974	$20,646	$22,680

Our direct premiums written in our commercial business segment were $6,880 for the three months ended September 30, 2010 and $6,952 for the three months ended September 30, 2009, a decline of $72. Policy retention rates increased for the third quarter 2010, as we have seen the positive results from policyholders continuing coverage under our PennEdge offering. For the nine months ended September 30, 2010, direct premiums written were $20,374, compared to $23,096 for the nine months ended September 30, 2009. The $2,722 decline in the nine month period was primarily due to our strategic decisions to withdraw from certain unprofitable classes of business and to terminate relationships with several underperforming producers. In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. Currently, the PennEdge product is offered in twenty-one states. For the three and nine months ended September 30, 2010, PennEdge direct premiums written were $1,362 and $2,930, respectively. For the three and nine months ended September 30, 2009, PennEdge direct premiums written were $1,041 and $1,323, respectively. Ceded premiums earned for the three and nine months ended September 30, 2009 includes a benefit from the stop loss reversal of $1,606 and $1,184, respectively. Ceded premiums earned (excluding the stop loss) were higher in the three and nine months ended September 30, 2010, compared to the same periods of 2009 primarily due to increases in reinsurance rates on our 2010 reinsurance program; and the second quarter of 2009 included a reinsurance reinstatement premium credit of $393.

Commercial Business Segment Underwriting Loss
The sections below provide more insight into the variances in the categories of losses and LAE and underwriting and administrative expenses, which impact our underwriting profitability:
Losses and Loss Adjustment Expenses and Loss and LAE Ratio
The components of incurred losses and LAE and the loss and LAE ratio in the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commercial Business	2010	2009	2010	2009

Net premiums earned	$5,502	$8,277	$16,974	$22,680

Incurred Losses and LAE:
Losses	$5,727	$4,250	$14,333	$13,077
Catastrophe losses	146	6	1,338	59
Other weather losses	183	132	835	725
Stop loss ceded	—	3,315	—	3,724
Prior year development (1)	278	808	(842)	60

Total incurred losses and LAE	$6,334	$8,511	$15,664	$17,645

Loss and LAE Ratios:

Losses	104.0%	51.3%	84.5%	57.6%
Catastrophe losses	2.7%	0.1%	7.9%	0.3%
Other weather losses	3.3%	1.6%	4.9%	3.2%
Stop loss ceded	—%	40.0%	—%	16.4%
Prior year development (1)	5.1%	9.8%	(5.0)%	0.3%

Total Loss and LAE ratio	115.1%	102.8%	92.3%	77.8%

(1)	2009 prior year development excludes the impact of the stop loss.
Our commercial business segment incurred $6,334 of losses and LAE for the three months ended September 30, 2010, compared to $8,511 of losses and LAE for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, this segment incurred losses and LAE of $15,664 and $17,645, respectively. The changes in losses and LAE in our commercial business segment for the three and nine month periods are further described below:
•	Current year losses in our commercial business segment were $1,477 higher in the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Current year losses were $1,256 higher in the first nine months of 2010, compared to the first nine months of 2009. The increases in the three and nine month periods are primarily attributable to our commercial multi-peril line, which experienced two large fire losses, as well as an increase in the frequency of smaller-size claims. In addition, we have experienced some adverse development on 2009 workers’ compensation claims which resulted in an increase in our actuary’s estimate of 2010 ultimate losses for that line of business. Increases in the frequency of commercial auto liability and other liability claims also contributed to the increases in current year losses in 2010 compared to 2009.

•	Catastrophe losses were $140 higher in the third quarter of 2010, compared to the third quarter of 2009 as a result of one large claim. Catastrophe losses were $1,279 higher in the first nine months of 2010, compared to the same period of 2009. The spring storms that severely affected our agribusiness insureds also affected our commercial policyholders, and several storms in the first quarter of 2010 were designated as catastrophes.

•	For the three and nine months ended September 30, 2009, the reversal of the stop loss in the third quarter of 2009 resulted in $3,315 and $3,724 of ceded incurred losses being reversed for the commercial business segment. We did not renew the stop loss contract in 2010.

•	In the third quarter of 2010, we experienced $278 of net unfavorable prior year reserve development in our commercial business segment in 2010, compared to net unfavorable development of $808 in the third quarter of 2009. The third quarter 2010 development was primarily attributable to unfavorable commercial auto development that arose primarily from one larger 2009 claim; and unfavorable development in the liability line of business arising from one large umbrella claim. This unfavorable development was partly offset by favorable development in the commercial multi-peril line of business due to a lower level of loss emergence relative to expectations. In the first nine months of 2010, we had favorable development in the commercial multi-peril line, which was offset by unfavorable development in workers’ compensation. The development in both of these lines was due to changes in loss emergence relative to expectations. Our year to date 2010 development was also impacted by unfavorable development arising from one large 2009 commercial auto claim.
The lower losses and LAE in the three months ended September 30, 2010, were not sufficient to offset the decline in earned premiums, and our loss ratio in our commercial business segment increased from 102.8% for the third quarter of 2009 to 115.1% in the third quarter of 2010. The decrease in earned premiums, when netted against the lower losses and LAE in the first nine months of 2010, resulted in our loss ratio in our commercial business segment increasing from 77.8% for the nine month period ending 2009 to 92.3% for the nine months ended September 30, 2010.
Underwriting Expenses and GAAP Combined Ratio
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $2,385 and $2,632 for the three month periods ended September 30, 2010 and 2009, respectively. Total underwriting and administrative expenses were $7,063 and $8,046 for the nine month periods ended September 30, 2010 and 2009, respectively. The reductions in direct premiums written in 2009 and 2010 contributed to the decreases in these expenses for the three and nine month periods of 2010, as compared to 2009. The termination of the SERP in the second quarter of 2010 also contributed to the decrease in underwriting and administrative expenses in the year to date period.
The lower underwriting expenses in 2010 were not enough to offset the reduction in earned premium in 2010 compared to 2009, and the underwriting expense ratio increased from 31.8% for the three months ended September 30, 2009 to 43.3% for the three months ended September 30, 2010. For the nine month period, the underwriting expense ratio increased from 35.5% in 2009 to 41.6% in 2010. These three and nine month increases in the expense ratio, together with the increases in the loss and LAE ratio, resulted in our combined ratio in our commercial business segment increasing from 134.6% for the three months ended September 30, 2009 to 158.4% for the three months ended September 30, 2010, and from 113.3% for the nine months ended September 30, 2009 to 133.9% for the nine months ended September 30, 2010.
Other Segment
For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we began exiting in 2001, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s. The most significant of these is a reinsurance agreement we entered into with Munich Re America (formerly American Re), beginning January 1, 1969 and covering various property and liability lines of business. Penn Millers Insurance Company’s participation percentage ranged from 0.625% to 0.75%. We canceled the contract effective December 31, 1986. At September 30, 2010 and at December 31, 2009 we had $5,128 and $5,260, respectively of loss reserves established for our voluntary assumed pools. The mandatory assigned risk programs serve as a secondary market for high risk insureds and include: the Fair Access to Insurance Requirements (FAIR) Plans; beachfront and windstorm plans; Commercial Automobile Insurance Plans (CAIPs); and national and state workers’ compensation pools.

The results of our other segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other	2010	2009	2010	2009

Net premiums written	175	270	315	927
Revenues:
Net premiums earned	$172	$264	$268	$848

Total revenues	$172	$264	$268	$848

Underwriting (loss) income	$(325)	$22	$(275)	$188

Operating (loss) income	$(325)	$22	$(275)	$188

For the three and nine months ended September 30, 2010, net premiums earned were $175 and $315, respectively, compared to $270 and $927 for the three and nine months ended September 30, 2009, respectively. The year over year decreases in earned premium on our mandatory assumed business was primarily driven by the continued decline in business assumed from the workers’ compensation residual market pools. The 2010 premiums written and earned for the nine month period ended September 30, 2010 includes a negative adjustment by the pool of $93 for the reapportionment of the pool’s 2009 premiums based on 2009 actual market share. In the third quarter of 2009, our other segment had operating income of $22, compared to an operating loss of $325 in the third quarter of 2010. In the nine months ended September 30, 2009, our other segment had operating income of $188, compared to an operating loss of $275 in the first nine months of 2010. The decreases in operating income for the three and nine month periods of 2010 as compared to 2009 are due to the declines in earned premiums and increased loss development in the Munich Re pool.
Financial Position
At September 30, 2010 we had total assets of $268,277 compared to total assets of $263,450 at December 31, 2009. The change in our total assets is due to lower premiums receivable and lower deferred policy acquisition costs, due to our lower volume of earned premiums; lower deferred tax assets due to our establishing a valuation allowance against these assets; reinsurance recoverables were higher in 2010 due to the increased catastrophe losses we experienced in the second quarter of 2010 and the higher losses we experienced in the third quarter of this year.
At September 30, 2010 we had total liabilities of $174,353, compared to $163,402 at December 31, 2009. The change in our total liabilities is primarily due to an increase in losses and LAE reserves of $12,593, partially offset by decreases of $1,772 in accounts payable, accrued expenses, and income taxes, primarily due to the timing of expenditures.
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

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at September 30, 2010 and at December 31, 2009:

	September 30, 2010		December 31, 2009
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$16,606	10.0%	$17,441	10.4%
U.S. treasury securities	774	0.5%	4,612	2.8%
AAA	48,308	29.1%	58,249	34.9%
AA	40,902	24.6%	34,572	20.7%
A	47,282	28.4%	42,538	25.4%
BBB	12,383	7.4%	9,743	5.8%

Total	$166,255	100.0%	$167,155	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total fixed maturity portfolio.
The table below sets forth the maturity profile of our fixed maturity securities at September 30, 2010 and December 31, 2009. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties:

	September 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value(1)	Cost	Value(1)
Less than one year	$8,578	$8,700	$10,008	$10,203
One though five years	93,038	97,505	73,532	76,405
Five through ten years	26,411	28,120	40,196	41,719
Greater than ten years	6,963	7,540	6,581	6,751
Commercial Mortgage-Backed(2)	1,649	1,742	3,806	3,775
Residential Mortgaged-Backed(2)	21,736	22,648	27,607	28,302

Total fixed maturity securities	$158,375	$166,255	$161,730	$167,155

(1)	Fixed maturity securities are carried at fair value in our financial statements.

(2)	Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.
At September 30, 2010, the average effective duration of our mortgage-backed securities was 2.3 years. The average effective duration of our total fixed maturity investment portfolio was 2.9 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $22,648 (with an average credit rating of AAA), and $28,302 (with an average credit rating of AAA) of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at September 30, 2010 and December 31, 2009, respectively. We held no non-agency RMBS during the nine months ended September 30, 2010 and during the year ended December 31, 2009.

Approximately 13% and 14% of our investments in fixed maturity securities at September 30, 2010 and December 31, 2009, respectively, were guaranteed by third party monoline insurers. As of September 30, 2010 and as of December 31, 2009, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $21,101 and $22,695, respectively, and an average credit rating of AA+ for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.
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
In connection with our conversion and public offering, we established an ESOP which purchased 539,999 shares in the offering in return for a note from us bearing interest at 4.06% on the principal amount of $5,400. The issuance of the shares to the ESOP was fully recognized in the additional paid-in capital account at the offering closing date, with a contra account established in the shareholders’ equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.
It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended September 30, 2010, we recognized compensation expense of $176 on 13,500 shares of our common stock. For the nine months ended September 30, 2010, we recognized compensation expense of $516 on 40,500 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2010.
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
On May 12, 2010, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 258,591, are repurchased. In the nine months ended September 30, 2010, we have repurchased under this second program 232,691 shares at an average cost of $14.44 per share. The repurchased shares will be held as treasury shares and will be used in connection with our stock-based incentive plan.
On August 11, 2010, our board of directors approved a third share repurchase plan, authorizing the repurchase of an additional 245,662 common shares in open market or privately negotiated transactions during a twelve month period beginning August 18, 2010. For the three months ended September 30, 2010, no shares were repurchased under the August 2010 program.
Cash flows from continuing operations for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
	2010	2009
Cash flows (used in) provided by operating activities	$(1,165)	$7,804
Cash flows used in investing activities	(516)	(8,674)
Cash flows used in financing activities	(4,155)	(1,894)

Net decrease in cash and cash equivalents	$(5,836)	$(2,764)

Cash flows from operating activities decreased by $8,969 for the nine months month period ended September 30, 2010 compared to the period ended September 30, 2009. The change is primarily due to lower premium volume and higher claims payments in 2010 compared to 2009.

Investing activities used $516 and $8,674 of net cash for the nine months ended September 30, 2010 and 2009, respectively. In the first nine months of 2010, net purchases of available-for-sale securities were $3,125, and we received $2,682 of cash from the termination of our COLI policies. In the second quarter of this year we terminated our SERP and these policies were intended to fund the SERP liabilities when they came due. For the first nine months of 2009, net purchases of available for sale securities were $11,225, and the net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,628 of net cash.
Cash flows used in financing activities for the first nine months of 2010 were comprised entirely of amounts we paid for our outstanding stock under our share repurchase plans. Cash flows used in financing activities for the nine months ended September 30, 2009 include $1,312 of amounts paid for fees and expenses associated with our 2009 conversion and public offering. In the first quarter of 2009, we borrowed $733 on our $2,000 line of credit that existed at that time. In the third quarter of 2009 we consolidated our long-term loan and lines of credit by entering into a new revolving line of credit with a commercial bank. In August of 2009, $1,800 of this line of credit and cash on hand of $1,134 was used to pay off the outstanding long-term loan amount of $1,251 of principal and interest and pay off amounts outstanding under the then-existing lines of credit, at an aggregate amount of principal and interest of $1,683.
As of September 30, 2010, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $13,509. In addition, at September 30, 2010, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.
Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period without prior approval from the Pennsylvania Insurance Department. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2010 and September 30, 2010, the amount available for payment of dividends from Penn Millers Insurance Company in 2010 without the prior approval of the Pennsylvania Insurance Department is $7,249 based upon the insurance company’s 2009 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
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
Critical Accounting Estimates
General
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting estimates are more comprehensively described in our 2009 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” We believe that our most significant accounting estimates to be those applied to losses and loss adjustment expense reserves and related reinsurance recoverables; investment valuation and impairments; the provision for income taxes; and deferred policy acquisition costs.

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

Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	September 30,	December 31,
	2010	2009
Case reserves	$60,049	$55,258
IBNR reserves	33,007	33,096

Net unpaid losses and LAE	93,056	88,354
Reinsurance recoverables on unpaid losses and LAE	26,247	18,356

Reserves for unpaid losses and LAE	$119,303	$106,710

At September 30, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$84,752	$93,056	$97,807
At December 31, 2009, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$78,154	$88,354	$91,086
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
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of September 30, 2010 and at December 31, 2009 we had ceded reinsurance loss recoverable under this stop loss contract of $0. The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of September 30, 2010:

				Actuarially Determined
	Case	IBNR	Total	Range of Estimates
	Reserves	Reserves	Reserves	Low	High

Commercial auto liability	$10,281	$5,305	$15,586	$14,427	$16,133
Workers’ compensation	13,278	8,422	21,700	20,651	22,592
Commercial multi-peril	13,456	5,921	19,377	18,050	20,285
Liability	10,211	8,182	18,393	16,381	19,209
Fire & allied	6,454	1,338	7,792	6,556	8,197
Assumed	4,439	3,196	7,635	6,633	8,087
Other	1,930	643	2,573	2,054	3,304

Total net reserves	60,049	33,007	93,056	$84,752	$97,807

Reinsurance recoverables	16,446	9,801	26,247

Gross reserves	$76,495	$42,808	$119,303

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges shown above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined by the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, may have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -9% to +5%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -16% to +5% (fire and allied) to the narrowest being -5% to +4% (workers’ compensation).
The table below summarizes the impact on equity from changes in estimates of unpaid losses and LAE reserves as of September 30, 2010:

		Percentage
		Change in
	Aggregate Loss and	Shareholders’
Reserve Range for Unpaid Loss and LAE	LAE Reserve	Equity (1)
Low End	$84,752	5.8%
Recorded	93,056	—
High End	97,807	(3.3)%

(1)	Net of tax
If the losses and LAE reserves were recorded at the high end of the actuarially determined range, the losses and LAE reserves would increase by $4,751. This increase in reserves would reduce our shareholders’ equity as of September 30, 2010 by $3,136. If the losses and LAE reserves were recorded at the low end of the actuarially determined range, the losses and LAE reserves at September 30, 2010 would be reduced by $8,304, with a corresponding increase in shareholders’ equity of $5,481.
If the losses and LAE reserves were to adversely develop to the high end of the range, $4,751 of anticipated future payments for the losses and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.
Specific considerations for major lines of business
Commercial Multi-Peril
At September 30, 2010, the commercial multi-peril line of business had recorded reserves, net of reinsurance, of $19,377, which represented 20.8% of our total net reserves. This line of business includes both property and liability coverage provided under a business owner’s policy. This line of business can be prone to adverse development arising from delayed reporting of claims and adverse settlement trends related to the liability portion of the line. At September 30, 2010 and December 31, 2009, no adjustment was made to the actuarially selected estimate for this line. While management has not identified any specific trends relating to additional reserve uncertainty on prior accident years, a declining economic climate and unfavorable changes to the legal environment could lead to the filing of more claims for previously unreported losses.
Workers’ Compensation
At September 30, 2010, our workers’ compensation line of business had recorded reserves, net of reinsurance, of $21,700, or 23.3% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009 this reserve was $525, or 2.6% above the actuarially selected estimate. In addition to the uncertainties associated with the actuarial assumptions and methodologies described above, the workers’ compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, medical treatment options and duration, changes in overall economic conditions, and company specific initiatives. Initiatives to limit the long term costs of workers’ compensation claims costs, such as return to work programs, can be adversely impacted by poor economic conditions when there are fewer jobs available for injured workers. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary has increased the selected tail loss development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. We believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010 and September 30, 2010 at the same amount as the actuarial central estimate.

Liability
This line of business includes general liability, products liability, and umbrella liability coverages. At September 30, 2010, our liability line of business had recorded reserves, net of reinsurance of $18,393, which represented 19.8% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our liability line of business had recorded reserves, net of reinsurance of $17,060, which represented 19.3% of our total net reserves. This reserve at December 31, 2009 was $650, or 4.0%, above the actuarially selected estimate. This line can be prone to volatility and adverse development. In particular, many claims in these coverages often involve a complex set of facts and high claim amounts, and litigation often takes place in challenging court environments. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on 2009 accident year claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by approximately $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010, at June 30, 2010, and at September 30, 2010 at the same amount as the actuarial central estimate.
Commercial Automobile Liability
At September 30, 2010, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $15,586, which represented 16.7% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,501, which represented 16.4% of our total net reserves. This reserve at December 31, 2009 was $525, or 3.8%, above the actuarially selected estimate. This line of business is similar to workers’ compensation in that the reporting of claims is generally timely but the true extent of the liability can be difficult to estimate, both at the claim level and in aggregate. The gathering of important information can be delayed due to a slow legal discovery process. Also, uncertainty about the true severity of injuries and unpredictability of medical cost inflation can make reserving for specific claims a challenge. Medical cost inflation and evolving legal environments can also invoke uncertainty into the process of estimating IBNR. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2008 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by over $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at March 31, 2010, at June 30, 2010, and at September 30, 2010 at the same amounts as the actuarial central estimate.
Fire and Allied
At September 30, 2010, our fire and allied lines of business had recorded reserves, net of reinsurance, of $7,792, which represented 8.4% of our total net reserves. These lines of business comprise a substantial amount of the property exposures that we insure. Our allied line of business covers losses primarily from wind, hail, and snow. No adjustment was been made to the actuarially selected estimate for this line at September 30, 2010 and December 31, 2009. Favorable or unfavorable development can occur on specific claims based on changes in the cost of building materials, refinement of damage assessments, including business income coverage, and resolution of coverage issues; and as opportunities for salvage and subrogation are investigated.
Assumed
At September 30, 2010, our assumed lines of business had recorded reserves, net of reinsurance, of $7,635, which represented 8.2% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, this reserve was $300, or 3.8% above the actuarially selected estimate. These lines comprise the majority of our other segment, with the reserves mostly attributable to a Munich Re America reinsurance pool, in which we terminated our participation in 1986, and the mandatory assumed risk pools in which we are required to participate in the states we do business. The case reserves for these pools are established based on amounts reported to us by the ceding parties. The IBNR is estimated based on observed development trends using the various methodologies described earlier. The exposures within these pools include long tail lines such as workers’ compensation, auto liability, general liability, and products liability; and also include asbestos exposures. Development can occur in these reserves due to such factors as the changing legal environment, the economic climate, and medical cost inflation. In addition, we are dependent on information from third parties which can make it difficult to estimate the IBNR for this business. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary increased the selected paid and incurred development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. The effect of that increase has been partially offset by the declines in total ultimate losses as a result of the declining volume of business assumed from the pools. However, we believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010 and at September 30, 2010 at the same amount as the actuarial central estimate.
Our estimated liability for asbestos and environmental claims was $2,439 at September 30, 2010, and $2,397 at December 31, 2009, a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.

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
The fair value and unrealized losses for our securities that were temporarily impaired as of September 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$2,187	$8	$—	$—	$2,187	$8

Total fixed maturities	2,187	8	—	—	2,187	8
Equity securities	11,120	21	—	—	11,120	21

Total temporarily impaired securities	$13,307	$29	$—	$—	$13,307	$29

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
At September 30, 2010 and December 31, 2009, we had gross unrealized losses on fixed maturity and equity securities of $29 and $561, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing bond portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however, by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.
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
We developed our investment policy in conjunction with our external investment manager, and our board of directors reviews the policy at least annually. Our investment portfolio is professionally managed by a registered independent investment advisor specializing in the management of insurance company assets. We use quoted values and other data provided by a nationally recognized independent pricing service in our process for determining the fair values of our investments. Its evaluations represent an exit price and a good faith estimate as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that our independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

In the event that the independent pricing service is unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate derived from observable inputs from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we would use that estimate. In instances where we are able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.
The fair value estimates of our investments provided by the independent pricing service at September 30, 2010 and December 31, 2009 were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. As of September 30, 2010 and December 31, 2009, all of our investments were priced using this one primary service.
Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all fixed maturity securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2010 and the year ended December 31, 2009, and no adjustments were made to the estimates provided by the pricing service for the nine months ended September 30, 2010 and the year ended December 31, 2009. The classification within the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures, is then confirmed based on the final conclusions from the pricing review.
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
We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. We evaluate the recoverability of deferred tax assets by taking into account the future taxable income of the legal entity that generated the deferred tax asset. Any changes in estimated future taxable income may require us to change our estimated valuation allowance against our deferred tax assets. In determining whether a valuation allowance is required, we consider all available evidence, both positive and negative, including our cumulative losses in recent years, projected taxable income and available tax strategies.
We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740, Income Taxes (ASC 740) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, and future operating income projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed.
The significant level of second quarter catastrophic losses, and the additional losses we have recognized this quarter, have resulted in a $3,077 pre-tax loss from continuing operations for the nine months of 2010. Although our current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with our three year cumulative loss position. Therefore, we have established a full valuation allowance against our net deferred tax assets resulting in net income tax expense of $2,508. In future periods, we may be able to reduce some or all of the valuation allowance upon our determination that we will be able to realize such deferred tax assets. In that event, we would be able to reduce our future tax liability and recognize an income tax benefit within the statement of operations to the extent of those assets.
For state income tax return purposes, as of September 30, 2010 and December 31, 2009 we had $639 and $629, respectively of deferred tax assets associated with state income tax net operating loss (NOL) carryforwards that will completely expire if unused by 2030. The amount and timing of realizing the benefit of state NOL carryforwards depends on future state taxable income and limitations imposed by tax laws. After considering the potential of our holding company’s ability to generate sufficient state taxable income in the future in order to utilize these state NOL carryforwards, we have determined that it is not more likely than not that we will be able to do so. Accordingly, we have established a valuation allowance of $639 and $629 at September 30, 2010 and December 31, 2009, respectively, to reflect our determination that we will not realize the benefit of these state NOL carryforwards in the future.

As of September 30, 2010 and December 31, 2009, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2006 through 2009 were open for examination as of September 30, 2010.
Deferred Policy Acquisition Costs
In accordance with ASC Topic 944 Financial Services — Insurance, certain direct policy acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with, and are primarily related to, the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. The method followed in computing deferred acquisition costs (DAC) limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. If the sum of the expected loss and loss adjustment expenses, the expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds the related unearned premiums and anticipated investment income, then the excess must be written off. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off, and further analysis would be performed to determine if an additional liability would need to be accrued.
Our estimate of the expected loss and loss adjustment expenses, which is derived from our estimate of an expected loss ratio, is the most significant factor in determining the recoverability of our deferred acquisition cost asset. Each reporting period, we evaluate our estimates of future losses and loss adjustment expenses associated with our unearned premium utilizing the most recent actuarial analysis as a key input to the analysis. This evaluation is done for our agribusiness and commercial business segments and is used to determine the expected loss and loss adjustment expenses we will incur on each segment’s unearned premium. The determination of the expected loss and loss adjustment expenses examines trends and averages in our actual accident year loss ratios, and considers the impact of factors such as recent inflation and premium rate changes, changes in underwriting practices, and abnormal levels of frequency or severity that could cause the historical ratios to vary from our near term expectations.
In 2010, our commercial business segment has experienced elevated loss ratios due mostly to higher amounts reserved for current year losses. With the climb in the loss ratio in our commercial business segment, the excess of unearned premiums and anticipated investment income over the expected expenses in our DAC recoverability projection has narrowed. If the actual loss ratio in our commercial business segment were to continue to increase in future periods significantly enough to cause the expected loss ratio to increase by more than roughly one percentage point, we would consider a portion of our DAC to be unrecoverable. Furthermore, if we did not consider investment income in the expected recoverability calculation, approximately $307 of the $3,428 of deferred acquisition costs in our commercial business segment at September 30, 2010 would be unrecoverable.
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification was provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 5 to the consolidated financial statements.
In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASU amends ASC Topic 944, Financial Services — Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employees’ compensation and fringe benefits related to certain activities for successful contract acquisitions and (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. We are currently evaluating the impact that the adoption of this ASU will have on our financial position and results of operations.

All other standards and updates of those standards issued during the nine months ended September 30, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.
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
The average effective duration of the fixed maturity securities in our investment portfolio at September 30, 2010, was 2.9 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at September 30, 2010:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(11,232)	$155,023
100 basis point increase	(5,557)	160,698
No change	—	166,255
100 basis point decrease	5,417	171,672
200 basis point decrease	11,073	177,328
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

The table below summarizes our equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of September 30, 2010. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios:

	Estimated
	Change in
Hypothetical Change in Market Prices	Fair Value	Fair Value

20% increase	$2,224	$13,344
No change	—	11,120
20% decrease	(2,224)	8,896
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There has been no material developments during the quarter ended September 30, 2010 regarding our currently pending legal proceedings.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Form 10-K as filed on March 31, 2010, SEC File No. 001-34496 and the Company’s Form 10-Q as filed on August 12, 2010, SEC File No. 001-34496.
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

PENN MILLERS HOLDING CORPORATION
Date: November 12, 2010	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer