Form 10-K
period 2010-12-31
PENN MILLERS HOLDING CORP
filed 2011-03-28
CIK 1453820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

At June 30, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing sales price on that date) was $56,618,964.

At February 28, 2011, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 are incorporated by reference into Part III of this Report.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

FORM 10-K

For the Year Ended December 31, 2010

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

The references herein to “the Company,” “we,” “us,” “our” and “Penn Millers” refer to Penn Millers Holding Corporation and its direct and indirect subsidiaries.

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

On February 2, 2009, we completed the sale of substantially all of the net assets of Eastern Insurance Group, which was a wholly owned subsidiary insurance agency of PMHC. In July 2008, we completed the sale of substantially all of the net assets of Penn Software and Technology Services, Inc. (Penn Software), a Pennsylvania corporation specializing in providing information technology consulting for small businesses. Penn Software was a wholly owned subsidiary of PMHC. Both Eastern Insurance Group and Penn Software were accounted for as discontinued operations. In late 2010 we formally dissolved both Eastern Insurance Group and Penn Software.

Penn Millers Insurance Company has been assigned an “A−” (Excellent) rating by A.M. Best Company, Inc., (A.M. Best) which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on June 22, 2010.

Business Segments

We provide a variety of property and casualty insurance products designed to meet the insurance needs of certain segments of the agricultural industry and the needs of small and middle market commercial businesses. We are licensed in 40 states, but we currently target the sales of our insurance products to 33 states. We discontinued writing personal insurance products in 2003 and now offer only commercial products. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Our agribusiness insurance segment product includes property (fire and allied lines and inland marine), liability (general, products and umbrella), commercial automobile, and workers’ compensation insurance. We specialize in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. We do not write property or liability insurance for farms or farming operations unless written in conjunction with an eligible agribusiness operation; and we do not write any crop or weather insurance. We market our agribusiness lines through independent producers and our employees. We have been writing agribusiness policies for over 123 years. We believe we have an excellent industry reputation provided by experienced underwriting, marketing and loss control staff, supported by knowledgeable and easily accessible claims staff and senior management.

We market our agribusiness insurance product to agricultural businesses such as grain storage and elevators, flour mills, livestock feed manufacturers, fertilizer blending and application, cotton gins, livestock feed lots, mushroom growers, farm supply stores, produce packing, and seed merchants.

The annual premium size of our agribusiness accounts range from approximately $800 to $2.2 million with an average annual premium of approximately $45,000. Our product is sold through approximately 250 specialty agribusiness producers and also on a direct basis. The primary competitors in our agribusiness marketplace are Nationwide Agribusiness, Continental Western Insurance Company, and Westfield Insurance Company. We seek to compete with other agribusiness insurance companies primarily on service rather than on price.

Our commercial business segment provides insurance coverage to small and middle market commercial businesses. We target select low to medium hazard businesses such as retailers, including beverage stores, floor covering stores, florists, grocery stores, office equipment and supplies stores, dry cleaners, printers, and shopping centers; hospitality, such as restaurants and hotels; artisan contractor businesses, such as electrical, plumbing, and landscaping; professional services, such as accountants, insurance agencies, medical offices, and optometrists; office buildings; and select manufacturing and wholesale businesses.

Our commercial business insurance segment product consists of a business owner’s policy called Solutions that combines the following: property, liability, business interruption, and crime coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target under our Solutions offering include retail, service, hospitality, wholesalers, and printers. These lines within our Solutions product are sold through approximately 260 independent agents in Pennsylvania, New Jersey, Connecticut, Massachusetts, Tennessee, Virginia, New York, and Maryland.

In early 2009, we introduced an insurance product called PennEdge that allows us to write customized coverages on mid-size commercial accounts. PennEdge provides property and liability coverage to accounts that currently do not meet the eligibility requirements for our traditional business owner’s Solutions policy or our agribusiness products. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, manufacturers, hospitality, printers, commercial laundries and dry cleaners. In 2010, we added hunting and fishing lodges, clubs, guides and outfitters, and metal recyclers to our target classes of insureds. We choose our targeted segments based on the experience of our underwriting staff, the market opportunities available to our existing producers and where we believe there are opportunities to reach producers that have not traditionally carried our products. Currently, the PennEdge product is available in twenty-four states and is marketed through both our agribusiness and commercial business producers. For segment reporting purposes, and consistent with how we manage our business, the results of PennEdge are included in our commercial business segment.

The premium size of our commercial business accounts (Solutions and PennEdge) range from approximately $250 to approximately $193,000, with an average annual premium of approximately $6,000. A large number of regional and national insurance companies compete for our small and mid-size business customers. We seek to compete with other commercial lines insurance companies primarily on service rather than on price.

Our third business segment, which we refer to as our “other” segment, includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a condition of doing business in the states in which we operate. The discontinued lines of business include personal lines business that we used to write on a voluntary direct basis, but discontinued in 2003; and business we assumed from various reinsurance and pooling agreements in which we voluntarily participated until 1993.

The following table provides net premiums earned by business segment (dollars in thousands):

	Net Premiums Earned by Business Segment
	For the Years Ended December 31,
	2010	% of Total	2009	% of Total

Business Segment:
Agribusiness	$45,226	66.4%	$45,289	60.1%
Commercial Business	22,405	32.9%	28,961	38.4%
Other	466	0.7%	1,108	1.5%

Total	$68,097	100.0%	$75,358	100.0%

Financial information about our three business segments is contained in this report in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the consolidated financial statements “Segment Information” under Part II Item 8 — “Financial Statements and Supplementary Data.”

Geographic Distribution

We primarily market our products through a network of over 500 independent producers in 33 states. The following table shows the geographic distribution of our direct written premiums on a consolidated basis and for the agribusiness and commercial business segments for the year ended December 31, 2010:

Consolidated		Agribusiness Segment		Commercial Business Segment
State	% of Total	State	% of Total	State	% of Total

Pennsylvania	10.0%	Illinois	11.1%	New Jersey	31.5%
New Jersey	9.5%	Georgia	8.3%	Pennsylvania	24.8%
Illinois	7.8%	North Carolina	7.8%	Virginia	14.2%
Georgia	6.0%	Arkansas	7.2%	Connecticut	10.4%
North Carolina	5.6%	Louisiana	6.8%	Massachusetts	8.3%
Arkansas	5.1%	Missouri	6.3%	Tennessee	6.2%
Virginia	5.0%	Kansas	5.8%	All others(1)	4.6%

Louisiana	4.8%	Ohio	5.0%	Total	100.0%

Missouri	4.5%	Minnesota	4.5%
Kansas	4.1%	Pennsylvania	3.8%
Ohio	3.5%	South Carolina	3.5%
All others(1)	34.1%	Mississippi	3.5%

Total	100.0%	All others(1)	26.4%

		Total	100.0%

(1)	No other single state accounted for 3.5% or more of the individual total of direct written premiums.

Our Products

We provide a variety of property and casualty insurance products designed to meet the insurance needs of certain segments of the agricultural industry and the needs of small and middle market commercial businesses. The following table provides net premiums earned by product line for the periods indicated (dollars in thousands):

	Net Premiums Earned by Product Line
	For the Years Ended December 31,
	2010	% of Total	2009	% of Total

Product Line:
Property — Agribusiness	$16,273	23.9%	$16,546	22.0%
Liability — Agribusiness	9,192	13.5%	9,196	12.2%
Property and liability — Commercial Business(1)	13,542	19.9%	17,731	23.5%
Workers’ compensation — Agribusiness and Commercial Business	11,933	17.5%	13,473	17.9%
Commercial auto — Agribusiness and Commercial Business	15,741	23.1%	16,378	21.7%
Other(2)	1,416	2.1%	2,034	2.7%

Total	$68,097	100.0%	$75,358	100.0%

(1)	Commercial business’ property and liability line of business is comprised primarily of a commercial multi-peril line of business where property and liability coverages under our business owner’s policy are rated together.

(2)	Other includes our non-core lines of business as described below, and the net premiums earned in our other segment of $466 and $1,108, for the years ended December 31, 2010 and, 2009, respectively.

Property coverage protects businesses against the loss or loss of use, including its income-producing ability, of business property.

Liability insurance includes commercial general liability, products liability, and professional liability covering our insureds’ operations.

Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We consider our workers’ compensation business to be a companion product, so we rarely write stand-alone workers’ compensation policies.

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

Other lines of business include umbrella liability, boiler and machinery, and employment practices liability coverages offered by both our agribusiness and commercial business segments.

Our Business Strategies

Competitive pressures in the marketplace are exerting downward pressure on our prices, which is currently affecting our writing of new and renewal business. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has resulted in a decline in premium revenue. We believe we are positioning the Company to take advantage of profitable growth opportunities that we anticipate will occur in the future. Our ability to successfully implement these strategies is subject to several risks, which are set forth in Item 1A — “Risk Factors.”

Niche Strategies

•	Our principal business strategy in both our agribusiness and commercial business segments is to identify niche segments where competition is limited and we can add value through personal service to our producers and insureds. Our plans are to continue to develop and market products for niche businesses and industries:

•	Agribusiness — Grow our established niche

We are a well established niche player in the agribusiness insurance market with over 123 years in this specialty segment. We have a significant market position in the agribusiness insurance market, writing business in 33 states. This is a specialized niche market with a limited number of competitors where we believe we have expertise and strong growth opportunities.

•	We have taken actions in 2010 in order to allow us to write our agribusiness product in Texas and South Dakota beginning in mid-2011. Because of its large footprint and significant agricultural resources, we believe that Texas especially provides us business opportunities that our agribusiness segment can capitalize on.

•	We have transferred staff from other areas of the organization into our agribusiness marketing and underwriting operations, and we have positioned seasoned production underwriters in the Northwest and Midwest to generate new business. These production underwriters have extensive experience in agribusiness-specific property and casualty insurance and are extremely familiar with the areas we look to compete in, and the business and economic issues that matter to prospective customers in these areas.

•	We have also organized our agribusiness staffing into territory teams made up of raters and underwriters with geographic knowledge and business development experience. We believe that this enhanced customer-centric focus will provide us with opportunities to expand our business (both agribusiness and PennEdge) in states where we are under-represented.

•	Commercial Business — Move from being a generalist insurer of small business to being a specialist focused on select industries for small and middle market customers.

•	In early 2009, we introduced our new PennEdge product. PennEdge provides property and liability coverage to accounts that require a broader range of coverages than our traditional business owners or agribusiness products offer.

•	PennEdge will allow us to develop additional niche markets out of our existing commercial business target markets. We will focus our marketing and underwriting efforts on those industry segments that we understand, and in which we can differentiate ourselves from other insurance companies.

•	PennEdge is specifically tailored to unique business and industry segments, including wholesalers, manufacturing, hospitality, commercial laundries and dry cleaners, and printers. In 2010, we added hunting and fishing lodges, clubs, guides and outfitters and metal recyclers to our target classes of insureds. We choose our targeted segments based on the experience of our underwriting staff, the market opportunities available to our existing producers and where we believe there are opportunities to reach producers who have not traditionally carried our products.

•	As of December 31, 2010 the PennEdge product was approved in twenty-four states, up from eight states at the end of 2009. Our plans are to sell the PennEdge product through existing commercial business agents and to capitalize on our already strong and established relationships with agents and brokers who sell our agribusiness program.

•	Strategic Alliances — We have differentiated our coverage offerings by entering into strategic alliances in both our agribusiness and commercial business segments to offer equipment breakdown, employment practices liability, and miscellaneous professional liability coverage; and we have recently entered into a strategic alliance to begin offering environmental impairment liability (pollution) coverage. Under such strategic alliances, we typically reinsure all of the risk of loss to the strategic partner and earn a ceding commission.

Growth Strategies

The property and casualty insurance industry is cyclical, with periods of rising and falling premiums known as hard and soft markets, respectively. The industry has been experiencing soft market conditions. We believe that the property and casualty insurance industry’s profits will decline to the point where pricing will start to increase and the underwriting cycle will move into a hard market phase.

The primary purpose of our October 2009 public offering was to increase our capital to permit us to take advantage of growth opportunities when, and if, a hard market cycle returns. The capital derived from our public offering will provide us the leverage necessary to support our future growth in net premiums written, expand our producer network and successfully market and underwrite our agribusiness and PennEdge products. We have historically performed well in periods of significant premium increases. In the last hard market cycle that we believe began in 2000 and ended in 2004, our commercial lines direct premiums written in our core business segments increased by 148% (a compound annual growth rate of 25%), which exceeded the commercial lines industry growth of 63% (a compound annual growth rate of 13%) during that period.

Because we cannot determine with any certainty when and if we will see a hard market return in the near future, we have developed our growth strategies to increase direct premiums written and reduce our costs without relying on improved market conditions and economic upswings. We are licensed in 40 states and currently write business in 33 states. We believe that we have the right mix of underwriting capacity, diverse product offerings, and management experience to increase penetration in states we now serve and to enlarge our footprint overall.

•	We believe that there are significant cross-selling opportunities available to us by having products like PennEdge and our agribusiness lines. The brokers and agents, to whom we look to promote our products, serve a diverse group of potential insureds: middle market customers in the businesses we target, as well as larger businesses in the agricultural sector. We also believe that our capital adequacy will allow us access to larger, more sophisticated classes of insureds.

•	We will add new classes of business in areas we feel we can differentiate ourselves, capitalize on our established name and leverage our existing processes. For example, in 2010 we added coverage specifically tailored to hunting and fishing lodges, clubs, guides and outfitters, and metal recyclers.

•	We will develop strategic relationships with third parties that have a particular expertise in order to meet the specialized needs of our insureds. This will allow us to grow premium volume, without incurring excessive costs, by offering unique, value-added products to potential or existing insureds. In 2010, we entered into an agreement with a national workers’ compensation consulting firm that specializes in providing tools, training and support to employers in order to manage and ultimately reduce workers’ compensation costs. We believe that offering this program to our insureds will not only differentiate us from our competitors who do not offer a similar service, but will also ultimately lower our workers’ compensation loss ratios over time.

•	Penn Millers Insurance Company’s policies are sold through select independent insurance producers. These producers significantly influence the insured’s decision to choose our products over those of our competitors. We are currently represented by a small number of producers in a large geographic area. New producers are an important part of our growth strategy, and we intend to continue to add them in areas where we want to increase our market presence.

•	In order to increase our market penetration, we have begun to more actively market our agribusiness and PennEdge offerings by using in-house out-bound telemarketing to reach out directly to potential commercial business insureds, targeted agribusiness customers, and brokers and agents who do not currently distribute our products.

•	In 2010, we changed the roles of our marketing representatives and realigned our marketing and underwriting teams by creating a “production underwriter” position that combines the business-building expertise of a marketing representative with the underwriting acumen of a traditional underwriter. We believe that combining these disciplines improves efficiencies and gives us increased opportunities to quote accounts directly, with very specific underwriting and pricing guidelines and authority. The home office approves all accounts beyond the individual production underwriter’s defined authority, and reviews all accounts written that are within the production underwriter’s authority.

•	We implemented new procedures in 2010 to more effectively use financial responsibility and credit information (credit) as part of the rating and risk selection process when underwriting our commercial business offerings. We believe that credit-based scoring is an effective predictor of risk with respect to the issuance of our policies, and have begun to place more reliance on this data in the underwriting and pricing of new and renewal policies.

•	Although we do not have any current plans to grow our business by acquisition, we will consider any relevant opportunities that complement our strategies.

Profit Improvement Strategies

•	Our Solutions business owner’s policy is offered in eight states and provides enhanced coverages intended for small business insureds. While the Solutions offering has served a business need, it has not performed consistently well because its design serves a relatively small population of potential customers, and its use beyond preferred small business insureds has resulted in less-than profitable loss ratios. Our aim is to have a smaller but more profitable Solutions book of business. In order to improve the future results in our Solutions product, we have implemented the following strategies that we feel will improve our loss ratios in this product in the future:

•	In late 2008, we made the strategic decision to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers. We believe that refocusing the Solutions offering toward select agents and preferred insureds will improve the profitability of the Solutions policy over time. This decision has resulted in significantly lower premium volume in our commercial business segment, but we believe that our development of PennEdge and our cost containment efforts in Solutions will improve our underwriting profit.

•	We have begun to take aggressive pricing actions on renewing policies that have not been profitable to us, or present high-risk exposures. These pricing actions are intended to either generate an immediate underwriting profit, or to remove the business from our existing portfolio.

•	As previously mentioned, we will place more reliance on credit-based scoring data in the underwriting and pricing of new and renewal Solutions policies. We think that this data can provide valuable insight as to the amount of risk we are ultimately taking on, thereby allowing us to price the risk more appropriately.

•	Reduce our ratio of expenses to net premiums earned

•	We are a relatively small insurance company competing on an almost national scale. We believe that the support functions we have in place — information technology, accounting and finance, human resources, and management expertise — can support significantly more production without increasing much of our costs. We believe that we will only need to add staff that directly relate to increased revenues — the underwriting, marketing, claims and loss control functions. We believe that we can achieve improved economies of scale and lower underwriting expense ratios through our growth strategies.

•	We continually try to identify opportunities for process efficiencies and expense reductions throughout the organization. In February 2011, we reduced staff by nearly 10% and identified other expense reductions that, all together, we expect will total approximately $1 million annually.

Balance Sheet Management

•	Investments

•	Our investment objectives are (i) accumulation and preservation of capital, (ii) optimization, within accepted risk levels, of after-tax returns, (iii) assuring proper levels of liquidity, (iv) providing for an acceptable and stable level of current income, (v) managing the maturities of our investment securities to reflect the maturities of our liabilities, and (vi) maintaining a quality portfolio which will help attain the highest possible rating from A.M. Best.

•	We invest in high-quality corporate, government and municipal bonds with relatively short durations so as to position us to take advantage of changing market conditions and to match our estimated timing of claims payments.

•	For more information regarding our investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Investments.”

•	Loss reserves — Estimating the ultimate liability for losses and LAE is an inherently uncertain process and reflects our best estimate at the balance sheet date. Our objective is to establish loss reserves that will ultimately prove to be adequate. For more information regarding our losses and loss adjustment expense reserves, refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Losses and Loss Adjustment Expense Reserves.”

•	Strong reinsurers

•	Our reinsurance providers, the majority of whom are longstanding partners who understand our business, are all carefully selected with the help of our reinsurance brokers. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our significant reinsurance partners that A.M. Best follows have at least an “A-” A.M. Best rating. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” In certain instances, we may partner with a reinsurer who is not rated by A.M. Best. However, in such instances the reinsurer must be well capitalized, and have a strong credit rating from Standard and Poor’s or Moody’s rating agencies. We will generally only make exceptions for property related reinsurance in which there is typically little or no delay in the reporting of losses by insureds and the settlement of the claims. We have experienced no significant difficulties collecting amounts due from our reinsurers.

•	For additional information concerning reinsurance, see Item 1 — “Business — Reinsurance” and Note 11 of the notes to the Company’s consolidated financial statements in Part II Item 8 — “Financial Statements and Supplementary Data.”

Alignment of the Interests of Our Employees with Those of Our Shareholders

During 2010, we took actions to more closely align the interests of our management and employees with those of our shareholders by instituting incentive based compensation systems (both cash and stock) for our executive officers and employees, and stock ownership requirements for our directors and officers. These compensation programs and stock ownership requirements are set forth in greater detail in our 2010 proxy statement.

Marketing and Distribution

We market our agricultural insurance product through approximately 250 producers in 33 states, and by our employees. Our Solutions business owner’s commercial insurance offering is sold through approximately 260 producers in 8 states. Our PennEdge offering is currently marketed in twenty-four states through our commercial business and agribusiness producers. We primarily market our products through this select group of more than 500 independent producers. All of these producers represent multiple insurance companies and are established businesses in the communities in which they operate. We consider our relationships with these producers to be positive. We also have two employees that are engaged in the direct marketing of our agribusiness insurance products, which accounted for approximately $3.1 million in direct premiums written for that segment in 2010.

One producer, Arthur J. Gallagher Risk Management Services, which places business with us through nine of their offices, accounted for $11.2 million, or approximately 13%, of our direct premiums written in 2010. Only one other producer accounted for more than 5% of our 2010 direct premiums written.

For the year ended December 31, 2010, our top 10 producers accounted for approximately 43% of our direct premiums written.

We emphasize personal contact between our producers and the policyholders. We believe that our producers’ responsive and efficient service and reputation, as well as our policyholders’ loyalty to and satisfaction with their agent or broker are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention for Penn Millers.

We depend upon our independent producers to produce new business and to provide front line customer service. Our network of independent producers also serves as an important source of information about the needs of the insureds we serve. We utilize this information to develop new products, such as PennEdge, and new product features, and to enter into strategic relationships to offer new products such as equipment breakdown, employment practices liability and environmental impairment coverages.

Our producers are monitored and supported by our marketing representatives and production underwriters, who are our employees. These employees also have principal responsibility for recruiting and training new producers. We periodically hold meetings for producers and conduct programs that provide both technical training about our products and sales training about how to effectively market our products.

Producers are compensated through a fixed base commission with an opportunity for profit sharing depending on the producer’s premiums written and profitability. Because we rely heavily on independent producers, we utilize a contingent compensation plan as an incentive for producers to place high-quality business with us and to support our loss control efforts. We believe that the contingent compensation paid to our producers is competitive with other insurance companies, subject to the producer directing high-quality and profitable business to us.

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

Underwriting, Risk Assessment and Pricing

Our competitive strategy in underwriting is to provide very high-quality service to our producers and insureds by responding quickly and effectively to information requests and policy submissions. Our production underwriters are compensated based upon the profitability of the business that they sell and underwrite. Accordingly, they originate and approve coverage for customers that will be priced appropriately for the underwriting risk assumed. We underwrite our agricultural and commercial lines accounts by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business, which is regularly reviewed to determine product line profitability. Specific information regarding individual insureds is monitored to assist us in making decisions about policy renewals or modifications.

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

Claims Management

Claims on insurance policies are received directly from the insured or through our independent producers. Our claims department supports our producer relationship strategy by working to provide a consistently responsive level of service to our policyholders. Our experienced, knowledgeable claims staff provides timely, good faith investigation and settlement of meritorious claims for appropriate amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses.

Loss costs are controlled through a variety of programs and external partnerships unique to each line of business. For instance, we engage in medical fee reviews, service provider networks, nurse case management and other specialized services to significantly reduce the cost of workers’ compensation claims. We choose to partner with law firms, independent adjusters and other experts based on their particular skills and effectiveness in providing high levels of service and the most favorable outcomes to the Company and our policyholders.

In 2011, we will contract independent services to assist with reducing our legal expenses and to promote greater efficiency in complex litigation. We also plan to install a new web-based product to assist our auto and liability claims teams with real time information on state laws specific to the particular claims they are managing in order to improve outcomes on third party claims.

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

To address our disaster recovery preparedness, we have contracted with a third-party provider that specializes in disaster recovery and business continuity systems support in order to allow us to continue to provide high quality service to our insureds and producers should a prolonged disruption to our operations occur.

Reinsurance

Reinsurance Ceded.  In accordance with insurance industry practice, we reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;

•	mitigate the effect of individual loss occurrences (including catastrophic losses);

•	stabilize underwriting results;

•	decrease leverage; and

•	increase our underwriting capacity.

We use a variety of reinsurance formats to manage our exposure to large losses and protect our capital:

•	Treaty reinsurance automatically reinsures an agreed-upon portion of a class of business without the need for approval by the reinsurer of the individual risks covered. We primarily use excess of loss reinsurance, where we limit our liability to all, or a particular portion, of the amount in excess of a predetermined deductible or retention.

•	Facultative reinsurance reinsures each policy or portion of a risk individually with the prior approval of the reinsurer. We use facultative reinsurance to provide additional capacity to write higher limits of insurance coverage or to reduce retentions on an individual risk basis.

•	Catastrophe reinsurance indemnifies us for an amount of loss resulting from a catastrophic event in excess of a predetermined retention.

•	The Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”), provides additional protection to us. For further information regarding TRIA, see “— Regulation — Other Regulation” and Item 1A — “Risk Factors” of this Form 10-K.

Regardless of type, reinsurance does not legally discharge us from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse us to the extent of the coverage ceded.

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives, and a review of market conditions, including the availability and pricing of reinsurance. We monitor our exposure to catastrophic losses and attempt to manage such exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. Sophisticated computer modeling techniques are used to evaluate underwriting risks in hurricane-prone and earthquake-prone areas in which we do business. We then use reinsurance to manage our aggregate exposures to catastrophes.

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. For the year ended December 31, 2010, we ceded to reinsurers $19.1 million of written premiums compared to $15.6 million of written premiums for the year ended December 31, 2009. At December 31, 2010 and 2009, we had reinsurance amounts due to us of $24.9 million and $19.5 million, respectively.

Property Excess of Loss Reinsurance

For 2010, individual property risks in excess of $500,000 are covered on an excess of loss basis pursuant to various reinsurance treaties up to $20 million. Any exposure over $20 million is covered by facultative reinsurance. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties. In 2011, we increased our retention on any one risk to $1.0 million.

The chart below illustrates the reinsurance coverage under our 2010 and 2011 excess of loss treaties for individual property risks:

	2010		2011
		Ceded Under		Ceded Under
		Reinsurance		Reinsurance
Property Losses Incurred	Retained by Company	Treaties	Retained by Company	Treaties

Up to $500,000	100%	0%	100%	0%
$500,000 in excess of $500,000	60%	40%	100%	0%
$4 million in excess of $1 million	0%	100%	0%	100%
$15 million in excess of $5 million	0%	100%	0%	100%

Losses are subject to the following reinstatements and annual aggregate limits:

•	For 2010, the $500,000 in excess of $500,000 layer provided unlimited reinstatements; no annual aggregate limit;

•	For 2010 and 2011, the $4 million in excess of $1 million layer provides three reinstatements;

•	For 2010 and 2011, the $5 million in excess of $5 million layer provides two reinstatements; and

•	For 2010 and 2011, the $10 million in excess of $10 million layer provides one reinstatement.

Property Automatic Facultative Treaty

For both 2010 and 2011, individual property risks with insured values in excess of $20 million up to $50 million, as identified in the policy, are reinsured under an automatic facultative treaty. Outside the treaty, any exposure over $50 million is approved by the reinsurer on an exception basis.

Property Catastrophe Excess of Loss Reinsurance

Catastrophic reinsurance protects us from significant aggregate loss exposure. For 2010 and 2011, we retain the first $3 million on any one event and reinsure 95% of losses per event in excess of $3 million, up to a maximum of $45 million total for one event.

The treaty provides one reinstatement per layer resulting in $79.8 million in an annual aggregate limit after our 5% co-participation.

Casualty Excess of Loss Reinsurance

For 2010, individual casualty risks that are in excess of $500,000 are covered on an excess of loss basis up to $10 million per occurrence, pursuant to various reinsurance treaties. In 2011, we increased our retention on any one risk to $1.0 million. The chart below illustrates the reinsurance coverage under our 2010 and 2011 excess of loss treaties for individual casualty risks:

	2010		2011
		Ceded Under		Ceded Under
		Reinsurance		Reinsurance
Casualty Losses Incurred	Retained by Company	Treaties	Retained by Company	Treaties

Up to $500,000	100%	0%	100%	0%
$500,000 in excess of $500,000	60%	40%	100%	0%
$4 million in excess of $1 million	0%	100%	0%	100%
$5 million in excess of $5 million	0%	100%	0%	100%

For 2010 and 2011, our maximum coverage arising from workers’ compensation claims for any one life was $10 million.

Losses are subject to the following reinstatements and annual aggregate limits:

•	For 2010, the $500,000 in excess of $500,000 layer provided unlimited reinstatements, no annual aggregate limit;

•	For 2010 and 2011, the $4 million in excess of $1 million layer provides two reinstatements; and

•	For 2010 and 2011, the $5 million in excess of $5 million layer provides one reinstatement.

Umbrella Treaty Reinsurance

For 2010, umbrella liability losses are reinsured on a 75% quota share basis up to $1 million and a 100% quota share basis in excess of $1 million up to $5 million. Any exposure over $5 million up to $10 million is covered by facultative reinsurance. In 2011, umbrella reinsurance remained the same except that the facultative coverage for exposures over $5 million up to $10 million was replaced by a 100% quota share treaty. Although the level of reinsurance coverage in this layer is essentially unchanged, using a quota share treaty will enable us to offer customers more competitive rates for umbrella coverage and allow us to underwrite more efficiently.

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

The minimum ceded premiums paid under the stop loss approximated $2.4 million for 2008 and 2009. If losses are ceded, additional ceded premiums are accrued at 20% of the ceded losses. The contract includes a funds withheld provision whereby we withhold a significant amount of the ceded premiums minus ceded losses, thereby providing us protection from credit risk. The contract provides for an interest accrual for the reinsurer on the balance of the funds that we have withheld.

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

In 2008, an unusually high level of property losses, both catastrophe and non-catastrophe related, resulted in losses and additional reinsurance premiums being ceded to the reinsurers under the stop loss contract. For 2008, premiums ceded under the stop loss contract totaled $3.3 million; ceded losses totaled $4.3 million; and interest accrued on the funds withheld account totaled $86,000, for a net benefit under the stop loss contract to Penn Millers of approximately $884,000 at December 31, 2008.

In 2009, we experienced a reduction in the estimated ultimate losses for the 2008 accident year; and losses ceded to the stop loss contract were reduced. In addition, the estimated accident year 2009 ultimate loss experience was below the stop loss contract’s trigger loss ratio of 72%; and therefore, no losses were ceded for 2009. When the $2.4 million of ceded premiums for 2009 were added to the improved estimated experience for the 2008 accident year, the profit to the reinsurers for 2008 and 2009 combined was estimated to be $2.0 million. Accordingly, we are carrying a profit sharing refund due us of approximately $0.4 million at December 31, 2009 and at December 31, 2010, which represents the excess over the $1.6 million profit sharing provision in the contract.

To receive this estimated profit sharing, we will have to release the reinsurers from any and all past, current and future liabilities under the stop loss contract on or before January 1, 2015. Therefore, the accounting for this anticipated profit sharing and commutation reverses the losses and additional premiums ceded recorded in 2008, and accrues the profit sharing as reduced ceded premiums in 2009. This outcome has resulted in some significant fluctuations between earned premiums and incurred losses between 2008 and 2009 and has adversely impacted our loss ratio and slightly improved the expense ratio for 2009. Based on the 2008 and 2009 accident year incurred loss development we experienced in 2010, we still have not triggered the stop loss contract. As a result, there are no ceded premiums or losses related to the stop loss contract recognized in 2010.

The experience and accounting under the stop loss reinsurance contract is as follows (in thousands):

					Cumulative
			Cumulative	Accrue for Expected	Accounting		Experience
	Recorded at		Total	Commutation and	Impact	Net	Activity
	December 31,	Experience in	December 31,	Profit Sharing	At December 31,	Recorded in	Recorded in
	2008	2009	2009	in 2009	2009	2009	2010

Stop loss ceded premiums — base	$2,464	$2,401	$4,865	$—	$4,865	$2,401	$—
Additional premium @ 20% of ceded losses	858	(78)	780	(780)	—	(858)	—
Profit sharing — returned premiums	—	—	—	(3,260)	(3,260)	(3,260)	—

Total ceded premiums	3,322	2,323	5,645	(4,040)	1,605	(1,717)	—
Estimated accident year 2008 ceded losses	(4,292)	394	(3,898)	3,898	—	4,292	—
Interest expense	86	171	257	(257)	—	(86)	—

Stop loss reinsurance (benefit) cost	$(884)	$2,888	$2,004	$(399)	$1,605	$2,489	$—

This reinsurance contract has been accounted for at December 31, 2009 and at December 31, 2010 as if it has been commuted because the estimated experience under the contract at this point in time would lead us to execute a commutation to recognize profit sharing under that contract. However, the contract does not require us to execute the commutation until on or before January 1, 2015. Therefore, we will keep the contract in effect until a later date to continue the stop loss reinsurance protection for possible future adverse development of reserves for the accident years 2008 and 2009.

The stop loss contract was not renewed for the 2010 accident year because the reinsurance protection was no longer necessary as we have raised additional capital through our stock offering in October 2009.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. Our reinsurance providers, the majority of whom are longstanding partners who understand our business, are all carefully selected with the assistance of our reinsurance brokers. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our significant reinsurance partners that A.M. Best follows have at least an “A−” A.M. Best rating. According to A.M. Best, companies with a rating of “A−” or better “have an excellent ability to meet their ongoing obligations to policyholders.” In certain instances, we may partner with a reinsurer who is not rated by A.M. Best. However, in such instances the reinsurer must be well capitalized and have a strong credit rating from Standard and Poor’s or Moody’s rating agencies. We will generally only make exceptions for property related reinsurance in which there is typically little or no delay in the reporting of losses by insureds and the settlement of the claims. We have experienced no significant difficulties collecting amounts due from reinsurers.

The following table sets forth the largest amounts of losses and loss expenses recoverable from reinsurers as of December 31, 2010 (dollars in thousands) and the A.M. Best rating of each:

	Losses & Loss
	Expense
	Recoverable	Percentage of
	on Unpaid	Total	A.M. Best
	Claims	Recoverable	Rating

Hannover Rueckversicherung AG	$7,786	34.9%	A
Swiss Reinsurance America Corporation	3,569	16.0%	A
Transatlantic Reinsurance Company	2,414	10.8%	A
Employers Mutual Casualty Co.	2,350	10.5%	A-
Partner Reinsurance Co. of the U.S.	2,298	10.3%	A+
R+V Versicherung AG(1)	1,255	5.6%	NR-5
Platinum Underwriters Reinsurance, Inc.	504	2.3%	A
General Reinsurance Corporation	470	2.1%	A++
Aspen Insurance UK Limited	453	2.0%	A
All Other	1,223	5.5%

Total	$22,322	100.0%

(1)	R+V Versicherung AG is not formally followed by A.M. Best. The company holds a Standard & Poor’s (S&P) financial strength rating of A+. This reinsurer participates in our property per-risk and catastrophe excess reinsurance programs, and has posted a letter of credit with us in order to mitigate the risk of non-performance.

Reinsurance Assumed.  We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2010, our participation was not material. Prior to 1994 we participated in various voluntary insurance pools that are currently in runoff. We no longer participate in any voluntary assumed reinsurance contracts.

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

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported to us, plus developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid losses and LAE for reported claims.

Each quarter, we compute our estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. We reflect adjustments to reserves in the operating results of the periods in which the estimates are changed.

Our estimated liability for asbestos and environmental claims was $2.4 million at December 31, 2010 and at December 31, 2009; a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances for the years ended December 31, 2010 and 2009, prepared in accordance with U.S. GAAP:

	For the Years Ended
	December 31,
	2010	2009
	(In thousands)

Balance at January 1	$106,710	$108,065
Less Reinsurance recoverable on unpaid losses and LAE	18,356	22,625

Net liability at January 1	88,354	85,440

Losses and LAE incurred, net:
Current year	$55,772	$51,199
Prior years	(2,086)	1,555

Total incurred losses and LAE	53,686	52,754

Less losses and LAE paid, net:
Current year	$24,755	$21,296
Prior years	29,634	28,544

Total losses and LAE expenses paid	54,389	49,840

Net liability for unpaid losses and LAE, at December 31	$87,651	$88,354
Reinsurance recoverable on unpaid losses and LAE	22,322	18,356

Reserve for unpaid losses and LAE at December 31	$109,973	$106,710

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

The losses and LAE incurred in 2010 for prior accident years shows a negative amount of $2.1 million, which indicates that we had over-estimated our losses and LAE reserves at December 31, 2009.

The losses and LAE incurred in 2009 for prior accident years shows a positive amount of $1.6 million which indicates that we under-estimated our reserves at December 31, 2008. This situation results from the accounting for the stop loss contract assuming the liabilities will be commuted. To receive an estimated profit sharing under the stop loss contract, we will have to release the reinsurers from any and all past, current and future liabilities under the stop loss contract on or before January 1, 2015. The accounting for this anticipated profit sharing and commutation reverses the losses ceded and part of the premiums ceded under the contract. In return for taking back the $4.3 million of 2008 losses ceded under the contract at December 31, 2008, which were re-estimated to be $3.9 million at December 31, 2009, $4.0 million of premiums ceded under the contract will be returned to us.

This return of the 2008 ceded losses could be interpreted as adverse loss reserve development in the above schedule. The loss development experience in 2009 excluding the effects of the accounting for the stop loss contract is net favorable development (in thousands):

Return of 2008 losses ceded under stop loss contract	$4,292
Favorable development in 2009 on December 31, 2008 unpaid losses and LAE reserves	(2,737)

Net prior years reserve development in 2009 — unfavorable	$1,555

For additional information concerning the stop loss reinsurance contract, see Item 1 — “Business — Reinsurance.”

Reconciliation of Reserve for Losses and Loss Adjustment Expenses

The following table shows the development of our reserves for unpaid losses and LAE from 2000 through 2010 on a U.S. GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

The adverse development for the years 2000 through 2003 is primarily attributable to changes in estimates as we had better information about the frequency and severity of claims and the adequacy of premium pricing levels, particularly in the commercial multi-peril line of business. Beginning in 2003, actuarial consultants were engaged to provide an additional reserve analysis three times per year. In 2009, we began utilizing an independent actuary to perform detailed reserve analyses on a quarterly basis. In addition, new policies and procedures were introduced to the claims function and more rigorous analysis of pricing data was undertaken. The resulting improvements to the claims reserving and underwriting and pricing processes have helped reduce the levels of gross and net reserve volatility in more recent years.

The net cumulative deficiency for those early years (2000 to 2003), while still high, is significantly lower than the gross deficiency, while in more recent years, the variance between gross and net is not as pronounced. This is primarily attributable to the fact that we purchased more reinsurance protection during those early years. Our maximum retained loss for any one risk was $200,000 in 2000. From 2001 to 2003, the maximum retention was $250,000. The maximum retention was $300,000 in 2004 and 2005 and $500,000 in 2006 and 2007. For 2008, we continued to retain $500,000 on any individual property and casualty risk, however, we retained 75% of losses in excess of $500,000 to $1 million, and 25% of losses in excess of $1 million to $5 million. As a complement to this increased retention, we entered into a whole account, accident year aggregate excess of loss (stop loss) contract that covers accident years 2008 and 2009 to provide coverage in the event that the 2008 or 2009 accident year loss ratio exceeds 72%. In 2009, we retained $500,000 on any individual property and casualty risk, and we lowered our retention to 52.5% of losses in excess of $500,000 to $1 million and 0% of losses in excess of $1 million to $5 million. In order to reduce our reinsurance costs, in 2010 we raised our retention to 60% in the $500,000 to $1 million layer.

Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table.

	For the Years Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(In thousands)

Liability for unpaid losses and LAE, net of reinsurance recoverables	$29,476	$35,656	$42,731	$48,072	$55,804	$61,032	$69,316	$77,229	$85,440	$88,354	$87,651
Cumulative amount of liability paid through
One year later	12,523	15,441	15,279	18,849	19,288	21,262	19,681	22,591	28,544	29,634	—
Two years later	20,032	23,640	25,731	27,719	28,977	32,372	31,974	35,344	46,138	—	—
Three years later	25,184	28,897	31,372	34,125	35,481	40,950	40,378	47,263	—	—	—
Four years later	28,118	32,311	35,104	37,135	41,365	45,128	46,969	—	—	—	—
Five years later	30,318	33,755	36,561	39,446	43,494	48,754	—	—	—	—	—
Six years later	31,333	34,786	37,978	40,937	45,462	—	—	—	—	—	—
Seven years later	32,039	35,847	38,932	41,969	—	—	—	—	—	—	—
Eight years later	33,002	36,408	39,628	—	—	—	—	—	—	—	—
Nine years later	33,531	37,051	—	—	—	—	—	—	—	—	—
Ten years later	34,144	—	—	—	—	—	—	—	—	—	—

	For the Years Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(In thousands)

Liability re-estimated as of
One year later	34,545	38,657	44,764	49,658	54,729	61,017	64,679	72,004	86,995	86,268	—
Two years later	34,864	40,138	44,591	48,718	54,948	61,081	63,847	70,030	85,704	—	—
Three years later	35,865	40,527	44,424	49,954	54,510	59,884	62,422	68,497	—	—	—
Four years later	36,594	40,416	45,405	49,617	54,411	58,891	62,555	—	—	—	—
Five years later	37,108	40,696	45,603	49,284	53,575	59,175	—	—	—	—	—
Six years later	37,402	41,157	45,744	48,918	54,031	—	—	—	—	—	—
Seven years later	38,193	41,513	45,308	49,161	—	—	—	—	—	—	—
Eight years later	38,590	41,271	45,629	—	—	—	—	—	—	—	—
Nine years later	38,315	41,570	—	—	—	—	—	—	—	—	—
Ten years later	38,688	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)	$(9,212)	$(5,914)	$(2,898)	$(1,089)	$1,773	$1,857	$6,761	$8,732	$(264)	$2,086	$—

Gross liability — end of year	$37,056	$47,084	$53,462	$69,463	$73,287	$83,849	$89,405	$95,956	108,065	$106,710	$109,973
Reinsurance recoverables	7,580	11,428	10,731	21,391	17,483	22,817	20,089	18,727	22,625	18,356	22,322

Net liability — end of year	$29,476	$35,656	$42,731	$48,072	$55,804	$61,032	$69,316	$77,229	$85,440	$88,354	$87,651

Gross re-estimated liability — latest	$58,565	$63,414	$66,106	$68,906	$73,029	$85,952	$81,443	$89,029	$103,374	$106,205
Re-estimated reinsurance recoverables — latest	19,877	21,844	20,477	19,745	18,998	26,777	18,888	20,532	17,670	19,937

Net re-estimated liability — latest	$38,688	$41,570	$45,629	$49,161	$54,031	$59,175	$62,555	$68,497	$85,704	$86,268

Gross cumulative redundancy (deficiency)	$(21,509)	$(16,330)	$(12,644)	$557	$258	$(2,103)	$7,962	$6,927	$4,691	$505

Investments

Our investments in fixed maturity and equity securities are classified as available for sale, and are carried at fair value with unrealized gains and losses reflected as a component of accumulated other comprehensive income (loss), net of taxes. The goal of our investment activities is to complement and support our strategies. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

An important component of our operating results has been the return on invested assets. Our investment objectives are (i) accumulation and preservation of capital, (ii) optimization, within accepted risk levels, of after-tax returns, (iii) assuring proper levels of liquidity, (iv) providing for an acceptable and stable level of current income, (v) managing the maturities of our investment securities to reflect the maturities of our liabilities, and (vi) maintaining a quality portfolio which will help attain the highest possible rating from A.M. Best. In addition to any investments prohibited by the insurance laws and regulations of Pennsylvania and any other applicable states, our investment policy prohibits the following investments and investing activities:

•	Commodities and futures contracts;

•	Options (except covered call options);

•	Non-investment grade debt obligations (individual securities) at time of purchase excluding mutual funds with at least an average S&P credit rating of “B”;

•	Preferred stocks (except “trust preferred” securities);

•	Interest-only, principal-only, and residual tranche collateralized mortgage obligations;

•	Private placements other than section 144A issuances with registration rights;

•	Non-U.S. dollar denominated bonds;

•	Foreign currency trading;

•	Limited partnerships;

•	Convertible securities;

•	Venture-capital investments;

•	Real estate properties (except Real Estate Investment Trusts);

•	Securities lending;

•	Portfolio leveraging, i.e., margin transactions; and

•	Short selling.

Our board of directors and company management review the investment policy at least annually. Our fixed maturity investment portfolio is managed by a registered independent investment advisor specializing in the management of insurance company investments.

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

The following table sets forth information concerning our investments (in thousands):

	At December 31,
	2010		2009
	Cost or Amortized	Estimated Fair	Cost or Amortized	Estimated Fair
	Cost	Value	Cost	Value

Agencies not backed by the full faith and credit of the U.S. government	$14,111	$14,458	$16,933	$17,441
U.S. Treasury securities	721	736	4,499	4,612
State and political subdivisions	43,224	44,559	37,415	39,334
Corporate securities	76,325	78,441	71,470	73,691
Commercial mortgage-backed securities	1,589	1,662	3,806	3,775
Residential mortgage-backed securities	22,223	22,915	27,607	28,302

Total fixed maturities	$158,193	162,771	$161,730	$167,155

Total equity securities(1)	$10,885	$10,874	$—	—

(1)	Equity securities represent the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities.

The following table summarizes the distribution of our portfolio of fixed maturity investments and equity securities (a high-yield bond mutual fund) as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s (S&P) at December 31, 2010 (dollars in thousands):

	Estimated	Percent
Rating(1)	Fair Value	of Total(2)

Agencies not backed by the full faith and credit of the U.S. government	$14,458	8.3%
U.S. Treasury securities	736	0.4%
AAA	48,482	27.9%
AA	41,254	23.8%
A	45,354	26.1%
BBB	12,487	7.2%
B(3)	10,874	6.3%

Total	$173,645	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) would be used where available.

(2)	Represents percent of fair value for classification as a percent of the total invested assets portfolio.

(3)	Represents the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities with an average S&P credit rating of “B”.

The table below sets forth the maturity profile of our fixed maturity securities at December 31, 2010. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands):

		Estimated Fair
	Amortized Cost	Value(1)

Less than one year	$10,144	$10,283
One though five years	88,455	91,582
Five through ten years	25,521	26,098
Greater than ten years	10,261	10,231
Commercial mortgaged-backed securities(2)	1,589	1,662
Residential mortgaged-backed securities(2)	22,223	22,915

Total fixed maturities	$158,193	$162,771

(1)	Fixed maturity securities are carried at fair value in our financial statements.

(2)	Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

At December 31, 2010, the average effective duration of our mortgage-backed securities was 3.7 years. The average effective duration of our total fixed maturity investment portfolio was 3.2 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

Our fixed maturity portfolio held $22.9 million and $28.3 million of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at December 31, 2010 and 2009, respectively. The RMBS had an average credit rating of AAA for both years ended 2010 and 2009, and we held no non-agency guaranteed RMBS during the years ended 2010 and 2009.

Approximately 12% of our investments in fixed maturity securities at December 31, 2010 are guaranteed by third party monoline insurers. As of December 31, 2010 and 2009, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $20.1 million and $22.7 million, and an average credit rating of AA and AA+, respectively. We hold no securities issued by any third party insurer.

The following table sets forth information with respect to the fair value at December 31, 2010, and December 31, 2009, of the fixed maturity securities that are guaranteed by each of the third party insurers (in thousands):

	Fair Value at	Fair Value at
	December 31,	December 31,
Insurer	2010	2009

AMBAC	$3,262	$3,321
FGIC	4,871	5,524
FSA	8,242	9,494
MBIA	3,687	4,356

Total	$20,062	$22,695

The following table sets forth the ratings of the security, with and without consideration of guarantee, for the fixed maturity securities that are guaranteed by third party insurers at December 31, 2010, and with the guarantee as of December 31, 2009 (in thousands):

			At December 31,
	At December 31, 2010		2009
	With	Without	With
	Guarantee	Guarantee	Guarantee
Rating	Fair Value	Fair Value	Fair Value

AAA	$8,175	$1,104	$9,476
AA	9,179	13,521	11,021
A	2,708	5,437	2,198

Total	$20,062	$20,062	$22,695

Competition

The property and casualty insurance market is highly competitive. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than we do. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which are outside our control. These factors include market and competitive conditions. Many of our lines of insurance are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other distribution methods, rather than through independent producers paid on a commission basis (as we do). In addition to price, competition in our lines of insurance is based on quality of the products, quality and speed of service, financial strength and ratings, distribution systems and technical expertise. The primary competitors in our agribusiness marketplace are Nationwide Agribusiness, Continental Western Insurance Company and Westfield Insurance Company. A large number of regional and national insurance companies compete for small business and middle market customers.

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

Examinations.  Examinations are conducted by the Pennsylvania Insurance Department every three to five years. The Pennsylvania Insurance Department’s last completed examination of Penn Millers Insurance Company was as of December 31, 2009. Although the results of the examination have not been formally issued by the Pennsylvania insurance Department, the examination did not result in any adjustments to our financial position. In addition, we are not aware of any substantive matters arising out of the examination that we believe would have a material adverse impact on our operations.

NAIC Risk-Based Capital Requirements.  In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. The capital levels of Penn Millers Insurance Company have never triggered any of these regulatory capital levels, however, the capital requirements applicable to Penn Millers Insurance Company could increase in the future.

NAIC Ratios.  The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. For the year ended December 31, 2010, Penn Millers Insurance Company did not have four or more results fall outside the acceptable IRIS range.

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

Guaranty Fund Laws.  All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share of a given line of business in that state. For the years ended December 31, 2010 and 2009, we incurred approximately $(49,000) and $114,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments under these laws.

Dividends.  Pennsylvania law sets the maximum amount of dividends that may be paid by Penn Millers Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2010, the amount available for payment of dividends by Penn Millers Insurance Company in 2011 without the prior approval of the Pennsylvania Insurance Department is approximately $6.8 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Pennsylvania Insurance Department.

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

Other Regulation

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, (the SOA). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA resulted in the implementation of very specific additional disclosure requirements and corporate governance rules, and compliance with the SOA imposes large costs on public companies like us.

Terrorism Risk Insurance Act of 2002.  On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula by which the government pays 85% of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to “certified” terrorist acts (as defined by the act) to the prescribed deductible amount. The deductible is based upon a percentage of direct earned premiums for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

The immediate effect of the act was to nullify terrorism exclusions previously permitted by state regulators to the extent they exclude losses that would otherwise be covered under the act. The act, as amended by the Risk Insurance Program Reauthorization Act of 2007, further states that until December 31, 2014, rates and forms for terrorism risk insurance covered by the act are not subject to prior approval or a waiting period under any applicable state law. Rates and forms of terrorism exclusions and endorsements are subject to subsequent review.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” The Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation. At this time, we cannot conclude with any degree of certainty what impact these reforms will have on our business.

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of “credit scoring” in the rating and risk selection process. The Fair and Accurate Credit Transactions Act, passed by the U.S. Congress in 2003, directed the Federal Trade Commission (“FTC”) to consult with the Office of Fair Housing and Equal Opportunity on, among other things, how the use of credit information may affect the availability and affordability of property and casualty insurance, and whether the use of certain factors by credit scoring systems could have a disparate impact on minorities. In July of 2007, the FTC released a report on credit scoring and its impact on automobile insurance. The FTC concluded that credit-based scoring is an effective predictor of risk with respect to the issuance of automobile insurance policies to consumers, but has little effect as an indicator of racial or ethnic status of consumers. Despite the FTC’s conclusions, some consumer groups and certain regulatory and legislative entities continue to resist the use of credit scoring in the rating and risk selection process. In 2008, the FTC asked nine of the nation’s largest homeowners insurance companies to provide information that the FTC says will allow it to determine how consumer credit data is used by the companies in underwriting and rate setting in this line of business. The results of the study could affect the future use of credit scoring. Banning or restricting this practice or other data mining would limit our ability, and the ability of other carriers, to take advantage of the predictive value of this information.

Employees

As of December 31, 2010, we had 114 employees. None of these employees are covered by a collective bargaining agreement. We believe that our relationship with our employees remains positive. On February 10, 2011 we announced a reduction in staffing of nearly 10% of our workforce in order to more effectively align our staffing levels with our current business needs.

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

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns an “A-” (Excellent) rating with a stable outlook to Penn Millers Insurance Company. This rating is the fourth highest out of 15 rating classifications. The latest rating evaluation by A.M. Best occurred on June 22, 2010. According to the A.M. Best guidelines, A.M. Best assigns “A-” ratings to companies that have, on balance, very good balance sheet financial strength, operating performance and business profiles according to the standards established by A.M. Best. Companies rated “A-” are considered by A.M. Best to have “an excellent ability to meet their ongoing obligations to policyholders.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

Item 1A.	Risk Factors

As a “Smaller Reporting Company” we are not required to provide any disclosure under Item 1A. Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations. We are subject to a variety of risk factors. The following information sets forth our evaluation of the risk factors we deem to be most material. We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate the risk. Also, there may be other risks which we do not presently deem material that may become material in the future. You should carefully consider the following risk factors and all of the information set forth in this report, including our consolidated financial statements and notes thereto.

Catastrophic or other significant natural or man-made losses may negatively affect our financial results and liquidity.

As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on our operating and financial results. We have experienced catastrophe losses and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including coastal storms, snow storms, ice storms, freezing temperatures, hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. The frequency, number and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

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

We attempt to reduce our exposure to catastrophe losses through the underwriting process and by obtaining reinsurance coverage. However, in the event that we experience catastrophe losses, we cannot assure you that our unearned premiums, loss reserves and reinsurance will be adequate to cover these risks. In addition, because accounting rules do not permit insurers to reserve for catastrophic events until they occur, claims from catastrophic events have caused, and could continue to cause, substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse affect on our financial condition or results of operations. Our ability to write new business also could be adversely affected.

We characterize as a “catastrophe” any event that is classified as such by the Property Claims Services (“PCS”) unit of Insurance Services Office, Inc. PCS defines industry catastrophes as events that cause $25 million or more in direct insured losses to property and that affect a significant number of policyholders and insurers. In 2010 and 2009, annual losses incurred by us from such events, net of reinsurance, were approximately $5.6 million and $2.0 million, respectively.

Our financial condition and results of operations also are affected periodically by losses caused by natural perils such as those described above that are not deemed a catastrophe. If a number of these events occur in a short time period, it may materially affect our financial condition and results of operations. In 2010, we experienced an unusually high level of both catastrophe and non-catastrophe related weather losses from severe winter storm activity in the Mid-Atlantic and Northeast and from severe spring storm activity in the Midwest.

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

Penn Millers Insurance Company holds a financial strength rating of “A-” (Excellent) by A.M. Best, the fourth highest rating out of 15 rating classifications. Penn Millers Insurance Company has held an A-rating for the past 17 years, and has been rated A- or higher every year since we were first rated in 1918. Our most recent evaluation by A.M. Best occurred on June 22, 2010. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategies.

Turmoil in the capital markets and an economic downturn may impact our business activity level, results of operations, capital position and stock price.

Our business prospects, results of operations and capital position are affected by financial market conditions and general economic conditions. Pressures on the global economy and financial markets commenced in the third quarter of 2007, accelerated significantly in the third quarter of 2008, and continued into 2010. Rising unemployment, decreasing real estate and certain commodity prices, decreasing consumer spending and business investment, unprecedented stock price volatility and a significant slowdown in the economy have had a negative impact on the financial markets. It is not possible to predict whether conditions will deteriorate further or when the outlook will improve. As a result of such an economic downturn, the value of the securities we hold as investments may decline, negatively affecting our earnings and capital level through realized and unrealized investment losses. If adverse economic conditions negatively affect companies who issue the securities we hold, and reinsurers on whom we rely to help pay insurance claims, our liquidity level may suffer, we may experience insurance losses and it may be necessary to write-down securities we hold, due to issuer defaults or ratings downgrades. In the event of a protracted recession, we may experience significant challenges. These may include an increase in lapsed premiums and policies and a reduction of new business, declining premium revenues from our workers’ compensation products due to our insureds’ declining payrolls, and declining premiums as a result of business failures. In addition, increases in both legitimate and fraudulent claims may result from a protracted and deep recession. An adverse economic environment could affect the recovery of deferred policy acquisition costs, and deferred tax assets may not be realizable. Finally, if adverse economic conditions affect the ability of our reinsurers to pay claims, we could experience significant losses that could impair our financial condition.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. Approximately 27.3% of our fixed maturity investment portfolio at December 31, 2010 is invested in obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not effectively structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

Approximately 34% of our business is concentrated in the southeastern United States, which is prone to tornadoes and hurricanes. As of December 31, 2010, almost 20% of our direct premiums written originated from business written in Pennsylvania and New Jersey, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, is effective for the period from November 26, 2002 through December 31, 2014. Prior to the act, insurance coverage by private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States and that exceed $100 million will be reimbursed by the federal government subject to a limit of $100 billion in any year and less a deductible calculated for each insurer. Each insurance company is responsible for a deductible based on a percentage of its direct earned premiums in the previous calendar year. For 2011, our deductible is approximately $13.8 million. For losses in excess of the deductible, the federal government will reimburse 85% of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion.

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

Historically, the financial performance of the insurance industry has fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition (a so-called “soft market”), followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition (a so-called “hard market”). Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition. We believe that underwriting capacity and price competition in the current market are indicative of a “soft market” phase of the insurance industry cycle. This additional underwriting capacity has resulted in increased competition from other insurers seeking to expand the kinds or amounts of insurance coverage they offer and causes some insurers to seek to maintain market share at the expense of underwriting discipline. During the last four years, we have experienced increased price competition with regard to most of our product lines. This competitive environment may adversely affect our ability to increase revenues may adversely affect our profitability.

Because estimating future losses is difficult and uncertain, if our actual losses exceed our estimates of losses and loss reserves, our operating results may be adversely affected.

We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. We regularly review our reserve estimate protocols and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	information regarding each claim for losses;

•	health care reform;

•	legislative enactments, judicial decisions and legal developments regarding damages; and

•	trends in general economic conditions, including inflation.

Our actual losses could exceed our reserves. If we determine that our loss reserves are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. Such adjustments to loss reserve estimates are referred to as “loss development.” If existing loss reserves exceed the revised estimate, it is referred to as positive loss development. Negative (also called “unfavorable”) loss development occurs when the revised estimate of expected losses with respect to a calendar year exceeds existing loss reserves. For example, our loss and loss expense reserve for the 2000 calendar year has experienced a cumulative unfavorable loss reserve development of $9.2 million (a 30.1% deficiency) as of December 31, 2010, while our loss and loss expense reserve for the 2006 calendar year has experienced a cumulative positive (also called “favorable”) loss development of $6.8 million (a 9.8% reduction) as of December 31, 2010. For additional information, see Item 1 — “Business — Losses and LAE Reserves.”

If our reinsurers do not pay our claims in accordance with our reinsurance agreements, we may incur losses.

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2010, we ceded 22.0% of our gross written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers that A.M. Best follows is “A-” (Excellent), which is the fourth highest of fifteen ratings. For additional information, see Item 1 — “Business — Reinsurance.”

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

Competition in the property and casualty insurance business is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Many of these competitors have substantially greater financial, technical and operating resources than we have. Many of the lines of insurance we write are subject to significant price competition. If our competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay producers on a commission basis to write our business. Some of our competitors may offer higher commissions or insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely primarily on independent producers (as we do). Increased competition could adversely affect our ability to attract and retain business, and thereby, reduce our profits from operations.

Our results of operations may be adversely affected by any loss of business from key producers.

Our products are primarily marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. One producer, Arthur J. Gallagher Risk Management Services, which writes business for us through nine of their offices, accounted for $11.2 million, or approximately 13%, of our direct premiums written in 2010. Only one other producer accounted for more than 5% of our 2010 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers it would have a material adverse effect on us.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2010, we participated in mandatory pooling arrangements in the majority of the states in which we do business. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. For more information, see Item 1 — “Business — Regulation.”

Our revenues may fluctuate with our investment results and changes in interest rates.

Our investment portfolio is comprised mostly of fixed maturity securities at December 31, 2010, including bonds, mortgage-backed securities (MBSs) and other securities. The fair values of these invested assets fluctuate depending upon economic conditions, particularly changes in interest rates.

MBSs are subject to prepayment risks that vary with, among other things, interest rates. MBSs represented approximately $24.6 million or approximately 14% of our investments at December 31, 2010. During periods of declining interest rates, MBSs generally return principal faster than expected as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of the lower rates. MBSs with an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases. MBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

We may not be able to prevent or minimize the negative impact of interest rate changes. Additionally, unforeseen circumstances may force us to sell certain of our invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce our net income.

Volatility in commodity and other prices could impact our financial results.

We provide insurance coverages to mills, silos, and other agribusinesses, which store large quantities of commodities such as corn, wheat, soybeans and fertilizer. Therefore, the amount of our losses is affected by the value of these commodities. Volatility in commodity prices may be a result of many factors, including, but not limited to, shortages or excess supply created by weather changes, catastrophes, changes in global or local demand, or the rise or fall of the U.S. dollar relative to other currencies. Unexpected increases in commodity prices could result in our losses exceeding our actual reserves for our agribusiness lines. Such volatility in commodity prices could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse affect on our financial condition or results of operations. In addition, the cost of construction materials and prevailing labor costs in areas affected by widespread storm damage can significantly impact our casualty losses. Higher costs for construction materials and shortages of skilled contractors such as electricians, plumbers and carpenters can increase the cost to repair or replace an insured property.

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

We are regulated by the Pennsylvania Insurance Department, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. As of December 31, 2010 almost 20% of our direct premiums written originated from business written in Pennsylvania and New Jersey. Therefore, the cancellation or suspension of our license in these states, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

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

The Pennsylvania Insurance Department also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last completed examination was as of December 31, 2009, the results of which have not been formally issued by the Pennsylvania Insurance Department.

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

If our controls to ensure compliance with legal and regulatory policies and guidelines are not effective, our business, financial results and reputation could be materially adversely affected.

A control system, regardless of how well designed and effective we consider it to be, can only provide reasonable assurance that the control systems’ objectives will be met. If we determine that our controls are not effective, including internal controls over financial reporting, this could have an adverse effect on our financial results, liquidity, and reputation; and possibly subject us to litigation.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 17, 2009, our common stock began trading on the Nasdaq Global Market under the symbol “PMIC.” The number of holders of record, including individual owners of our common stock was 329 as of February 28, 2011. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.

We do not currently pay dividends on our common stock. Payment of dividends in the future is at the discretion of our board of directors and will depend on a number of factors including our operating results, overall financial condition, capital requirements and general business conditions. We depend primarily on dividends paid by Penn Millers Insurance Company to us and proceeds from the initial public offering that were not contributed to Penn Millers Insurance Company to provide funds for the payment of dividends. If Penn Millers Insurance Company chooses to pay dividends to Penn Millers Holding Corporation, we will receive dividends only after Penn Millers Insurance Company provides notice to, and without objection from, the Pennsylvania Insurance Department. During any twelve-month period, the amount of dividends paid by Penn Millers Insurance Company to us, without the prior approval of the Pennsylvania Insurance Department, may not exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on its most recent annual statement filed with the Pennsylvania Insurance Department or the insurance company’s statutory net income as reported on such statement. Information regarding the restrictions and limitations on the payment of cash dividends can be found in Item 1 “Business — Regulation.”

The following table sets forth the high and low closing sales prices of our common stock for the periods indicated that we were a publicly-traded company:

	Share Price Range
Period:	High	Low

2010 First Quarter	$12.15	$10.40
2010 Second Quarter	14.95	12.63
2010 Third Quarter	14.81	12.00
2010 Fourth Quarter	14.75	13.23
October 17, 2009 - December 31, 2009	$11.08	$10.00

Issuer Purchases of Equity Securities

In the three months ended June 30, 2010, the 54,440 shares remaining under our October 27, 2009 stock repurchase program were purchased at an average cost of $14.60 per share.

On May 12, 2010, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 258,591, are repurchased. In the year ended December 31, 2010, we repurchased under this second program 232,691 shares at an average cost of $14.44 per share.

All purchases were made in accordance with the safe harbor set forth in Exchange Act Rule 10-b-18. The repurchased shares will be held as treasury shares and will be used in connection with our stock-based incentive plan.

On August 11, 2010, our board of directors approved a third share repurchase plan, authorizing the repurchase of an additional 245,662 common shares in open market or privately negotiated transactions during a twelve month period beginning August 18, 2010. For the year ended December 31, 2010, no shares were repurchased under the August 2010 program.

For more information on our stock repurchase programs, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

The following table summarizes the number of shares issuable pursuant to outstanding options and remaining available for issuance under the Company’s Stock Incentive Plan as of December 31, 2010:

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans

Equity compensation plans approved by security holders	114,960	$14.83	506,081
Equity compensation plans not approved by security holders	—	—	—

Total	114,960	$14.83	506,081

Item 6.	Selected Financial Data

Not applicable.

Item 7.	PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading Item 1A — “Risk Factors” included in this Form 10-K that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.

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

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with U.S. GAAP, we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations. For the presentation of the year ended December 31, 2009 we have presented certain summary results and ratios in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract. For more information about our stop loss contract, see Item 1 — “Business — Reinsurance.”

Management’s Overview

2010 Financial Results Summary

•	2010 Consolidated Results of Operations

•	Our net loss of $3,488 includes income tax expense of $2,615 mostly related to federal tax expense of $3,309 from a valuation allowance against our net deferred tax assets, and unusually high catastrophe losses in the second quarter of 2010.

•	Our net premiums earned of $68,097 were $7,261 lower than 2009 as a result of underwriting actions taken in our commercial business segment during 2009 and 2010.

•	We experienced pre-tax catastrophe losses of $5,578 (net of reinsurance), which were $3,599 higher than 2009.

•	We experienced net favorable prior year reserve development of $2,086, as compared to unfavorable development of $1,555 in 2009 ($4,292 of which was related to the stop loss reversal).

•	Our consolidated GAAP combined ratio was 113.8% in 2010, an increase of 10.1 points compared to 2009.

•	Our pre-tax net investment income of $5,700 was a modest increase over 2009.

•	We recognized pre-tax net realized investment gains of $2,712 in 2010, compared to pre-tax net realized gains of $199 in 2009.

•	2010 Consolidated Financial Condition

•	Our book value per share was $20.85 at December 31, 2010, compared to $21.31 at December 31, 2009.

•	Total investments were $173,645 at December 31, 2010, compared to $167,155 at December 31, 2009.

•	Total assets were $254,721 at December 31, 2010, compared to $263,450 at December 31, 2009.

•	We repurchased 287,131 shares of our common stock at a total cost of $4,155 under our share repurchase program during 2010.

•	Shareholders’ equity was $93,028 at December 31, 2010, compared to $100,048 at December 31, 2009.

2011 Expectations

•	For both our agribusiness and commercial business segments, we continue to emphasize that we will not compromise profitability for top line growth. However, competitive pressures in the marketplace continue to exert downward pressure on our prices, which will continue to affect our writing of new and renewal business.

•	In our agribusiness segment, our focus on underwriting discipline and rate adequacy in the midst of this soft market (a market we expect to continue in 2011) has resulted in our premium revenue growth being relatively modest.

•	In our commercial business segment, we believe that the steps we have taken to improve the quality of our accounts through more targeted underwriting, increased use of financial scoring, and more proactive agency management will improve our loss ratios in this segment over time.

•	We believe our plans for the expansion of our PennEdge product, our strategic alliances and our plan to grow our producer network will position us to take advantage of profitable growth opportunities in the future.

Principal Revenue and Expense Items

We derive our revenue primarily from premiums earned, net investment income and net realized gains (losses) from investments.

Gross and net premiums written

Gross premiums written are equal to direct and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned are the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2010, one-half of the premiums would be earned in 2010 and the remaining half would be earned in 2011.

Net investment income and net realized gains (losses) on investments

We invest our shareholders’ equity and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, equities and fixed maturity securities. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of fixed maturity securities is managed by an independent investment manager who has discretion to buy and sell securities in accordance with the investment policy approved by our board of directors. However, by agreement, our investment manager cannot sell any security without our consent if such sale would result in a net realized loss.

Our expenses consist primarily of:

Losses and loss adjustment expenses

Losses and loss adjustment expenses (or LAE) represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Underwriting expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs and underwriting and administrative expenses. Policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Amortization of deferred policy acquisition costs, and underwriting and administrative expenses directly attributable to each segment are recorded in that segment directly. Underwriting and administrative overhead expenses not specifically attributable to an individual segment are allocated to those segments based upon factors such as employee headcount, policy count, and premiums written.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with U.S. GAAP, we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations.

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and loss adjustment expenses, underwriting expenses and combined ratios. We also measure profitability by examining underwriting (loss) income and net (loss) income.

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

Underwriting expense ratio (expense ratio)

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

GAAP combined ratio

Our GAAP combined ratio is the sum of the loss ratio and the expense ratio and measures our overall underwriting profit. If the GAAP combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

Underwriting (loss) income

Underwriting (loss) income measures the pre-tax profitability of our insurance segments. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in our consolidated statements of operations.

Earnings per share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes the shares of our ESOP that the Company has not yet committed to release to participants’ accounts. In calculating diluted earnings per share, we include all potentially dilutive securities in the calculation of the average shares outstanding during the period. Prior to October 16, 2009 there were no shares outstanding for Penn Millers Holding Corporation.

Book value per share

Book value per share is calculated by dividing total shareholders’ equity by the shares outstanding at the end of the period. Prior to October 16, 2009 there were no shares outstanding for Penn Millers Holding Corporation.

Results excluding the impact of our aggregate stop loss contract

We have presented certain summary results and ratios in such a manner to show the impact of our accounting for our aggregate stop loss reinsurance contract. Our ceded premiums and losses, and GAAP ratios have been significantly impacted by the reversal of the aggregate stop loss contract in 2009, and we have detailed the impact this accounting has had on our underlying results.

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

We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amount payable. Our estimates of ultimate losses and loss adjustment expenses by line of business are established using the following actuarial methodologies:

Paid Loss Development Method — The Paid Loss Development Method utilizes historical loss payment patterns to estimate future losses. Estimates using this method are not affected by changes in case reserving practices that might have occurred during the review period. However, results derived by this method may be understated as this method does not take into account large unpaid claims, and the accuracy of results can be affected by changes in the rate of claim settlements or shifts in the size of claims settled.

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

Bornhuetter-Ferguson Method (Paid and Incurred) — The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses the selected loss development patterns from the Loss Development Methods to calculate the expected percentage of loss unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce an estimated ultimate loss.

Frequency/Severity Method — The Frequency/Severity Method combines estimates of ultimate claim counts and estimates of per claim ultimate loss severity to yield estimates of ultimate losses. Both the ultimate claim counts and ultimate severity are estimated using a loss development factor approach similar to the Incurred Loss Development Method. For this reason, the same considerations discussed in the Incurred Loss Development Method apply to this method as well. Ultimate claim counts and ultimate severities are multiplied together to produce an estimate of ultimate losses. This method is useful in more recent accident years where the data is not mature and is especially useful when loss development patterns are volatile or not well established.

The actuarially-determined estimate is selected based upon indications from the actuarial methodologies describe above, which are generally accepted methods. The specific method used to estimate the ultimate losses for individual lines of business, or individual accident years within a line of business, will vary depending on the judgment of the actuary as to what is the most appropriate method for a line of business’ unique characteristics and for the accident year.

We estimate IBNR reserves by reducing the selected actuarial estimate of the ultimate losses and loss adjustment expenses incurred by line of business as of the financial statement date by losses and loss adjustment expense payments incurred by line of business as of that same date.

The process of estimating loss reserves involves a significant degree of judgment and is subject to uncertainty from various sources. This includes both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, and legislative changes, among others. The impact of these items on ultimate losses and loss adjustment expenses is difficult to estimate. Uncertainty in loss reserve estimation difficulties also differs by line of business due to variation in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the loss reserving process, including the application of individual expertise to multiple sets of data and analyses. We continually refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. In establishing our estimates, we consider all significant facts and circumstances known at the time loss reserves are established.

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

Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	December 31,	December 31,
	2010	2009

Case reserves	$53,330	$55,258
IBNR reserves	34,321	33,096

Net unpaid losses and LAE	87,651	88,354
Reinsurance recoverable on unpaid losses and LAE	22,322	18,356

Reserves for unpaid losses and LAE	$109,973	$106,710

At December 31, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$80,201	$87,651	$91,372

At December 31, 2009, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Unpaid Losses and LAE
Low End	Recorded	High End

$78,154	$88,354	$91,086

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

The width of the range in reserves arises primarily from those lines of business for which specific losses may not be known and reported for some period and for losses that may take longer to emerge. These long-tail lines consist mostly of casualty lines including general liability, products liability, umbrella, workers’ compensation, and commercial auto liability exposures. The ultimate frequency or severity of these claims can be very different than the assumptions we used in our estimation of ultimate reserves for these exposures. The high end of the reserve range as shown for 2009 is limited by our aggregate stop loss reinsurance contract that provides reinsurance coverage for the 2009 and 2008 accident years for loss and allocated loss adjustment expense from all lines of business in excess of a 72% loss and allocated loss adjustment expense ratio up to a 92% loss and allocated loss adjustment expense ratio. This reinsurance contract has been accounted for at December 31, 2009 as if it has been commuted because the estimated experience under the contract at this point in time would lead us to execute a commutation to recognize profit sharing under that contract. However, the contract does not require us to execute the commutation until on or before January 1, 2015. Therefore, we will keep the contract in effect until a later date to continue the stop loss reinsurance protection of future adverse development of reserves for the accident years 2008 and 2009. For additional information concerning the stop loss reinsurance contract, see Item 1 “Business — Reinsurance.”

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

Lines of Business and Actuarial Range

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. The following table provides case and IBNR reserves for losses and loss adjustment expenses by major lines of business as of December 31, 2010 and December 31, 2009. A discussion of each major line of business will follow.

As of December 31, 2010

				Actuarially Determined
			Total	Range of Estimates
	Case Reserves	IBNR Reserves	Reserves	Low	High

Commercial auto liability	$8,586	$5,899	$14,485	$13,428	$15,023
Workers’ compensation	12,290	8,201	20,491	19,545	21,204
Commercial multi-peril	11,518	6,391	17,909	16,582	18,743
Liability	9,515	9,096	18,611	16,823	19,162
Fire & allied	5,748	1,109	6,857	5,826	7,190
Assumed	4,372	3,202	7,574	6,574	8,040
Other	1,301	423	1,724	1,423	2,010

Total net reserves	53,330	34,321	87,651	$80,201	$91,372

Reinsurance recoverables	12,784	9,538	22,322

Gross reserves	$66,114	$43,859	$109,973

As of December 31, 2009

				Actuarially Determined
			Total	Range of Estimates
	Case Reserves	IBNR Reserves	Reserves	Low	High

Commercial auto liability	$9,115	$5,386	$14,501	$12,719	$14,681
Workers’ compensation	13,675	7,262	20,937	19,472	21,109
Commercial multi-peril	14,262	6,778	21,040	19,413	21,597
Liability	9,209	7,851	17,060	14,343	17,470
Fire & allied	3,546	1,244	4,790	3,927	4,920
Assumed	4,264	4,008	8,272	6,972	9,066
Other	1,187	567	1,754	1,308	2,243

Total net reserves	55,258	33,096	88,354	$78,154	$91,086

Reinsurance recoverables	8,261	10,095	18,356

Gross reserves	$63,519	$43,191	$106,710

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given line of business and accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The width of the range is primarily determined based on the specific line of business. For example, long tail casualty lines typically involve greater uncertainty and, therefore, have a wider range of expected outcomes. The magnitude of the line of business (i.e. volume of insured exposures) can also factor into the range such that more significantly sized lines of business provide more statistically significant data to rely upon. The total range around our actuarially determined estimate varies from -8% to +4%, with the ranges around each of our core lines of business (excluding assumed and other lines) ranging from the widest being -15% to +5% (fire & allied) to the narrowest being -5% to +3% (workers’ compensation). As shown in the table below, since 2004 the variance in our originally estimated loss reserves has ranged from 0.3% deficient to 11.3% redundant.

Recent Variabilities of the Liability for Unpaid Losses and LAE, Net of Reinsurance Recoverables

	2004	2005	2006	2007	2008	2009

As originally estimated	$55,804	$61,032	$69,316	$77,229	$85,440	$88,354
As estimated at December 31, 2010	54,031	59,175	62,555	68,497	85,704	86,268

Net cumulative redundancy (deficiency)	$1,773	$1,857	$6,761	$8,732	$(264)	$2,086

% redundancy (deficiency)	3.2%	3.0%	9.8%	11.3%	(0.3)%	2.4%

The table below summarizes the impact on our shareholders’ equity from changes in estimates of unpaid losses and LAE reserves as of December 31, 2010:

		Percentage Change in
	Aggregate Loss and	Shareholders’
Reserve Range for Unpaid Losses and LAE	LAE Reserve	Equity(1)

Low End	$80,201	5.3%
Recorded	87,651	—
High End	91,372	(2.6)%

(1)	Net of tax

If the losses and LAE reserves were recorded at the high end of the actuarially-determined range, the losses and LAE reserves would increase by $3,721. This increase in reserves would have the effect of decreasing net income and shareholders’ equity as of December 31, 2010 by $2,456. If the losses and LAE reserves were recorded at the low end of the actuarially-determined range, the losses and LAE reserves at December 31, 2010 would be reduced by $7,450, with corresponding increases in net income and shareholders’ equity of $4,917.

If the losses and LAE reserves were to adversely develop to the high end of the range, approximately $3,721 of anticipated future payments for the losses and LAE expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

Specific considerations for major lines of business

Commercial Multi-Peril

At December 31, 2010, the commercial multi-peril line of business had recorded reserves, net of reinsurance, of $17,909, which represented 20.4% of our total net reserves. At December 31, 2009, this line of business had recorded reserves, net of reinsurance, of $21,040, which represented 23.8% of our total net reserves. This line of business includes both property and liability coverage provided under a business owner’s policy. This line of business can be prone to adverse development arising from delayed reporting of claims and adverse settlement trends related to the liability portion of the line. At December 31, 2010 and 2009, no adjustment was made to the actuarially selected estimate for this line. While management has not identified any specific trends relating to additional reserve uncertainty on prior accident years, a declining economic climate and unfavorable changes to the legal environment could lead to the filing of more claims for previously unreported losses.

Workers’ Compensation

At December 31, 2010, our workers’ compensation line of business had recorded reserves, net of reinsurance, of $20,491, or 23.4% of our total net reserves, and was equal to the actuarially selected estimate for this line. At December 31, 2009, this line of business had recorded reserves, net of reinsurance, of $20,937, which represented 23.7% of our total net reserves. At December 31, 2009 this reserve was $525, or 2.6% above the actuarially selected estimate. In addition to the uncertainties associated with the actuarial assumptions and methodologies described above, the workers’ compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, medical treatment options and duration, changes in overall economic conditions, and company specific initiatives. Initiatives to limit the long term costs of workers’ compensation claims costs, such as return to work programs, can be adversely impacted by poor economic conditions when there are fewer jobs available for injured workers. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary increased the selected tail loss development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. We believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010, at September 30, 2010, and at December 31, 2010 at the same amount as the actuarial central estimate.

Liability

This line of business includes general liability, products liability, and umbrella liability coverages. At December 31, 2010, our liability line of business had recorded reserves, net of reinsurance, of $18,611, which represented 21.2% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our liability line of business had recorded reserves, net of reinsurance, of $17,060, which represented 19.3% of our total net reserves. This reserve at December 31, 2009 was $650, or 4.0%, above the actuarially selected estimate. This line can be prone to volatility and adverse development. In particular, many claims in these coverages often involve a complex set of facts and high claim amounts, and litigation often takes place in challenging court environments. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on 2009 accident year claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by approximately $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at the same amount as the actuarial central estimate for each of the quarterly periods in the year ended December 31, 2010.

Commercial Automobile Liability

At December 31, 2010, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,485, which represented 16.5% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our commercial automobile liability line of business had recorded reserves, net of reinsurance, of $14,501, which represented 16.4% of our total net reserves. This reserve at December 31, 2009 was $525, or 3.8% above the actuarially selected estimate. This line of business is similar to workers’ compensation in that the reporting of claims is generally timely but the true extent of the liability can be difficult to estimate, both at the claim level and in aggregate. The gathering of important information can be delayed due to a slow legal discovery process. Also, uncertainty about the true severity of injuries and unpredictability of medical cost inflation can make reserving for specific claims a challenge. Medical cost inflation and evolving legal environments can also invoke uncertainty into the process of estimating IBNR. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. During the first quarter of 2010, we experienced unfavorable development on accident year 2008 claims that contributed to an increase in our actuary’s ultimate loss estimate for this line of business by over $800. As of March 31, 2010, we believe that the actuary has refined assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving that will be sufficient to cover future losses. Therefore, we have recorded our reserves at the same amount as the actuarial central estimate for each of the quarterly periods in the year ended December 31, 2010.

Fire and Allied

At December 31, 2010, our fire and allied lines of business had recorded reserves, net of reinsurance, of $6,857, which represented 7.8% of our total net reserves. At December 31, 2009, our fire and allied lines of business had recorded reserves, net of reinsurance, of $4,790, which represented 5.4% of our total net reserves. These lines of business comprise a substantial amount of the property exposures that we insure. Our allied line of business covers losses primarily from wind, hail, and snow. No adjustment was made to the actuarially selected estimate for this line at December 31, 2010 and 2009. Favorable or unfavorable development can occur on specific claims based on changes in the cost of building materials, refinement of damage assessments, including business income coverage, and resolution of coverage issues; and as opportunities for salvage and subrogation are investigated.

Assumed

At December 31, 2010, our assumed lines of business had recorded reserves, net of reinsurance, of $7,574, which represented 8.6% of our total net reserves and was equal to the actuarially selected estimate for this line. At December 31, 2009, our assumed lines of business had recorded reserves, net of reinsurance, of $8,272, which represented 9.4% of our total net reserves. At December 31, 2009, this reserve was $300, or 3.8% above the actuarially selected estimate. These lines comprise the majority of our other segment, with the reserves mostly attributable to a Munich Re America reinsurance pool, in which we terminated our participation in 1986, and the mandatory assumed risk pools in which we are required to participate in the states we do business. The case reserves for these pools are established based on amounts reported to us by the ceding parties. The IBNR is estimated based on observed development trends using the various methodologies described earlier. The exposures within these pools include long tail lines such as workers’ compensation, auto liability, general liability, and products liability; and also include asbestos exposures. Development can occur in these reserves due to such factors as the changing legal environment, the economic climate, and medical cost inflation. In addition, we are dependent on information from third parties which can make it difficult to estimate the IBNR for this business. The additional reserve above the actuarial central estimate at December 31, 2009 was held to cover this potential for adverse development. Our actuary has become more familiar with our book of business and the underlying trends in our loss experience, particularly as they are affected by the extended downturn in the labor market. As a result, our actuary increased the selected paid and incurred development factors for this line of business in the second quarter of 2010. The effect of increasing these factors has been an increase in the ultimate losses for the recent immature accident years. The effect of that increase has been partially offset by the declines in total ultimate losses as a result of the declining volume of business assumed from the pools. However, we believe that our actuary has refined the assumptions for this line of business to appropriately capture the inherent uncertainty related to the reserving, which will be sufficient to cover future losses. Therefore, we have recorded our reserves at June 30, 2010, at September 30, 2010, and at December 31, 2010 at the same amount as the actuarial central estimate.

Our estimated liability for asbestos and environmental claims was $2,363 at December 31, 2010, and $2,397 at December 31, 2009, a substantial portion of which results from our participation in assumed reinsurance pools. The estimation of the ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater-than-normal variation and uncertainty.

Investments

Our fixed maturity and equity securities (the securities classified as equity securities on our consolidated balance sheets is comprised of an investment in a high-yield bond mutual fund) are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired as of the years ended December 31, 2010 and December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

December 31, 2010:
U.S. Treasuries	$284	$17	$—	$—	$284	$17
State and political subdivisions	9,477	182	2,803	47	12,280	229
Residential mortgage-backed securities	3,094	64	361	2	3,455	66
Corporate securities	9,658	200	928	9	10,586	209

Total fixed maturity securities	22,513	463	4,092	58	26,605	521
Equity securities(1)	10,874	11	—	—	10,874	11

Total temporarily impaired securities	$33,387	$474	$4,092	$58	$37,479	$532

(1)	Equity securities represent the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

December 31, 2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	$30	$—	$—	$5,965	$30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	$423	$5,964	$138	$47,782	$561

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

At December 31, 2010 and December 31, 2009, we had gross unrealized losses on fixed maturity and equity securities of $532 and $561, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing fixed maturity portfolio are most likely attributable to the current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other-than-temporary. When assessing whether the amortized cost basis of a fixed maturity security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If we determine that we intend to sell the securities that have experienced a decline in fair value below cost, or that it is more likely than not that we will be required to sell the securities prior to recovering their amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings. If we conclude based on our analysis that there is a credit loss, and we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the securities, the amount of the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of applicable tax.

In 2009, we determined that one security in our fixed maturity portfolio had sustained a loss from which it was unlikely to recover. In July 2009 we sold our entire holdings in this security, which resulted in a pre-tax other-than-temporary impairment in 2009 of approximately $197. There were no other-than-temporary impairment charges in 2010. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

A portion of our investment portfolio is in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities, with an average S&P credit rating of “B”. We believe that a fund of this nature is generally prone to less volatility than securities that are tied to U.S. equities (stock) markets. In evaluating the potential impairment of this fund, we consider our ability and intent to hold this asset for a reasonable time to recover our cost basis and the duration and magnitude of any unrealized losses. We also take into account other relevant factors such as: any ratings agencies announcements, general economic and market sector conditions, and input from our independent investment manager. We have found that the decline in fair value for this asset is due to general declines and volatility in the U.S. bond markets that we believe to be temporary in nature.

We developed our investment policy in conjunction with our external investment manager, and our board of directors reviews the policy at least annually. Our investment portfolio is professionally managed by a registered independent investment advisor specializing in the management of insurance company assets. We use quoted values and other data provided by a nationally recognized independent pricing service in our process for determining the fair values of our investments. Its evaluations represent an exit price and a good faith estimate as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs.

Securities classified as Level 1 securities consist of U.S. Treasury fixed maturity securities and publicly traded mutual funds; Level 2 securities are comprised of available for sale fixed maturity securities whose fair value was determined using observable market inputs. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include obligations of U.S. government agencies, obligations of states and political subdivisions, commercial and residential mortgage-backed securities, and corporate debt securities. The fair value inputs that the pricing service uses in determining the fair value of our investments include, but are not limited to:

U.S. government agencies (depending on the specific market or program):  broker quotes; U.S. Treasury market and floating rate indices; overall credit quality, including assessments of market sectors and the level and variability of sources of payment; credit support including collateral; the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of economic sensitivity.

States and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance; state or local economic and political base; prefunded and escrowed to maturity covenants.

Commercial mortgage-backed securities:  overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging; predictability of cash flows for the deal structure; prevailing economic market conditions.

Residential mortgage-backed securities:  estimates of prepayment speeds based upon historical prepayment rate trends; underlying collateral interest rates; original weighted average maturity; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and delinquency/default trends.

Corporate securities:  overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity; company financial policies; indenture restrictive covenants; and/or security and collateral.

All unadjusted estimates of fair value for our fixed maturity securities priced by the pricing service as described above are included in the amounts reported as Level 2 securities.

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2010 and 2009 were utilized, among other resources, in reaching a conclusion as to the fair value of our investments. During 2010 all of our fixed maturity investments were priced using this one primary service.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all fixed maturity securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2010 and 2009, and no adjustments were made to the estimates provided by the pricing service for the years ended December 31, 2010, and 2009. The classification within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

In accordance with ASC Topic 944, Financial Services — Insurance, certain direct policy acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with, and are primarily related to, the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. The method followed in computing deferred acquisition costs (DAC) limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. If the sum of the expected loss and loss adjustment expenses, the expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds the related unearned premiums and anticipated investment income, then the excess must be written off. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off, and further analysis would be performed to determine if an additional liability would need to be accrued.

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

In 2010, our commercial business segment has experienced elevated loss ratios due mostly to higher amounts reserved for current year losses. With the climb in the loss ratio in our commercial business segment, the excess of unearned premiums and anticipated investment income over the expected expenses in our DAC recoverability projection has narrowed. If the actual loss ratio in our commercial business segment were to continue to increase in future periods significantly enough to cause the expected loss ratio to increase by more than roughly two percentage points, we would consider a portion of our DAC to be unrecoverable. Furthermore, if we did not consider investment income in the expected recoverability calculation, approximately $298 of the $3,075 of deferred acquisition costs in our commercial business segment at December 31, 2010 would be unrecoverable.

At December 31, 2010, and 2009, deferred policy acquisition costs and the related unearned premium reserves were as follows:

	December 31,
	2010	2009

Agribusiness segment
Deferred policy acquisition costs	$6,658	$6,386
Unearned premium reserves	$30,117	$28,727
Commercial business segment
Deferred policy acquisition costs	$3,075	$3,665
Unearned premium reserves	$12,683	$14,577
Other
Deferred policy acquisition costs	$2	$2
Unearned premium reserves	$7	$9
Total
Deferred policy acquisition costs	$9,735	$10,053
Unearned premium reserves	$42,807	$43,313

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

The significant level of second quarter catastrophic losses, and additional losses that we recognized in the third quarter of 2010, resulted in a $3,077 pre-tax loss from continuing operations for the first nine months of 2010. In the third quarter of 2010, we established a full valuation allowance against our net deferred tax assets that resulted in net income tax expense of $2,508 for the nine months ended September 30, 2010. Although our fourth quarter of 2010 had positive pre-tax income, and our current financial forecasts indicate that taxable income will be generated in the future, those favorable factors were not considered sufficient positive evidence to overcome the observable negative evidence associated with our three year cumulative loss position. Therefore, at December 31, 2010 we carry a full valuation allowance against our federal net deferred tax assets of $3,468. In future periods, we may be able to reduce some or all of the valuation allowance upon our determination that we will be able to realize such deferred tax assets. In that event, we would be able to reduce our future tax liability and recognize an income tax benefit within the statement of operations to the extent of those assets.

For state income tax return purposes, as of December 31, 2010 and December 31, 2009 we had $648 and $629, respectively of deferred tax assets associated with state income tax net operating loss (NOL) carryforwards that will completely expire if unused by 2030. The amount and timing of realizing the benefit of state NOL carryforwards depends on future state taxable income and limitations imposed by tax laws. After considering the potential of our holding company’s ability to generate sufficient state taxable income in the future in order to utilize these state NOL carryforwards, we have determined that it is not more likely than not that we will be able to do so. Accordingly, we have established a valuation allowance of $648 and $629 at December 31, 2010 and December 31, 2009, respectively, to reflect our determination that we will not realize the benefit of these state NOL carryforwards in the future.

As of December 31, 2010 and 2009, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2007 through 2010 were open for examination as of December 31, 2010.

Pension Benefit Obligation

In connection with our public offering, in July 2009 our board of directors approved a resolution to freeze the future accrual of benefits under our defined benefit pension plan effective October 31, 2009. On August 1, 2009, the pension plan administrator authorized the plan freeze, whereby all participants’ accrued benefits under the plan were frozen as of October 31, 2009. We recorded an estimated curtailment benefit of $1,659 pre-tax, or $1,095 after-tax, which was reflected in other comprehensive income (loss) in 2009. On May 12, 2010, upon approval by our Board of Directors, we terminated our Supplemental Executive Retirement Plan (SERP) for four of the five participants. The one remaining participant is a retired employee in pay status. The SERP benefit obligation was re-measured on that date and we recorded a net curtailment loss of $68 and a settlement gain of $747 which were classified as underwriting and administrative expenses in the consolidated statements of operations.

The accounting results for pension benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, employee turnover, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuary. We consider our discount rate assumptions and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension benefit obligation as of the balance sheet date. The same discount rate is also used in the interest cost component of the pension benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumptions are determined annually with assistance from our actuary based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds (rated Aa or higher by an accepted rating agency) with terms similar to our estimated future pension distributions. We used a weighted average discount rate of 5.31% and 5.84% to determine the value of our pension benefit obligation at December 31, 2010 and 2009, respectively. This discount rate can change from year to year based on market conditions that impact corporate bond yields, and is reasonably likely to change in the future.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, actual returns of various major indices, and our own historical investment returns. If any of these variables materially change in the future, our assumption is reasonably likely to change. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 60% in equity securities and 40% in long duration fixed maturity securities. We review our asset allocation at least once annually and make changes when considered appropriate. In 2010, we did not change our expected long-term rate of return from the 7.5% used in 2009. Our pension plan assets are valued at actual fair value as of the measurement date.

Pension expense for 2010 would have increased approximately $28 if our expected return on plan assets were one half of one percent lower. The benefit obligation at December 31, 2010 would have increased by approximately $576 if our assumed discount rate were one half of one percent lower. We believe that a one half of one percent change in the discount rate and/or the return on plan assets has a reasonable likelihood of occurrence. However, actual results could differ significantly from this estimate.

Further information on our pension and other employee benefit obligations is included in Note 8 of the notes to our consolidated financial statements under Part II Item 8 — “Financial Statements and Supplementary Data.”

To the extent our defined benefit pension plan and SERP are underfunded, we will continue to make contributions to these plans. As of December 31, 2010, our defined benefit pension plan and SERP were underfunded by $1,976 combined. The amount of our future contributions will vary and is subject to a number of factors, including, the performance of the plans’ investments, interest rates, and the ongoing determinations of the Internal Revenue Service in regard to pension plan funding requirements.

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

The major components of operating revenues and net (loss) income are as follows:

	For the Years Ended
	December 31,
	2010	2009

Revenues:
Premiums earned:
Agribusiness	$45,226	$45,289
Commercial Business	22,405	28,961
Other	466	1,108

Total premiums earned	68,097	75,358
Investment income, net of investment expense	5,700	5,648
Realized investment gains, net	2,712	199
Other income	325	223

Total revenues	$76,834	$81,428

Components of net (loss) income:
Underwriting (loss) income:
Agribusiness	$(592)	$1,985
Commercial Business	(7,922)	(4,509)
Other	(362)	175

Total underwriting losses	(8,876)	(2,349)
Investment income, net of investment expense	5,700	5,648
Realized investment gains, net	2,712	199
Other income	325	223
Corporate expense	(539)	(429)
Interest expense	(31)	(22)
Other expense, net	(164)	(209)

(Loss) income from continuing operations, before income taxes	(873)	3,061
Income tax expense (benefit)	2,615	(346)

(Loss) income from continuing operations	(3,488)	3,407

Discontinued operations:
Income from discontinued operations, before income taxes	—	39
Income tax expense	—	879

Loss from discontinued operations	—	(840)

Net (loss) income	$(3,488)	$2,567

GAAP ratios:
Loss and loss adjustment expense ratio	78.8%	70.0%
Underwriting expense ratio	35.0%	33.7%

Combined ratio	113.8%	103.7%

Consolidated Premiums Written and Premiums Earned

The components of premiums written and earned, for the years ended December 31, 2010 and 2009 are as follows:

Consolidated	2010		2009
	Written	Earned	Written	Earned

Direct	$86,524	$86,638	$88,356	$90,332
Assumed	295	297	873	876
Ceded — Stop loss contract reversal	—	—	1,717	1,717
Ceded — All other	(19,082)	(18,838)	(17,300)	(17,567)

Net	$67,737	$68,097	$73,646	$75,358

Net premiums earned in 2010 were lower compared to 2009 by $7,261, or 9.6%; the change was primarily due to:

•	Consolidated direct premiums earned declined $3,694 primarily from a decline in direct premiums earned in our commercial business segment of $5,479 as we continue to see the effects of our efforts to improve our underwriting results in this segment by aggressively managing underperforming producers and classes of business. In 2010, direct premiums earned in our agribusiness segment increased by $1,848, or 3.2%, compared to 2009. This increase in direct premiums earned was due to improved retention of existing business, although competitive pressures have resulted in the loss of a few larger accounts in 2010, as well as the timing of new business acquired in 2009 and 2010. In our other segment, net premiums earned declined $642 for the year ended 2010, compared to the same period of 2009 due mostly to a decline in premiums assumed from the national workers’ compensation pool.

•	For the year ended December 31, 2009, the net adjustment of ceded premium recorded under the stop loss contract was $1,717. The premiums ceded under the contract for the 2008 accident year were reversed in the third quarter of 2009 as a result of favorable development in the loss ratio subject to the contract. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we raised additional capital through our stock offering which closed in October 2009. For additional information concerning the stop loss reinsurance contract, see Item 1 — “Business — Reinsurance.”

•	Ceded premiums earned (excluding the stop loss) were higher in the year ended December 31, 2010, compared to the same period of 2009 primarily from increases in reinsurance rates on our 2010 reinsurance program. Also, the year ended 2009 includes a benefit from the reversal of a $645 reinsurance reinstatement premium accrual we had recognized in the second quarter of 2009. In 2010, we raised our participation rate on our per-risk reinsurance treaty: losses between $500 and $1,000 being retained at 60.0% in 2010 versus 52.5% in 2009.

Net Investment Income

The following table sets forth our average invested assets and investment income for the reported periods:

	For the Years Ended
	December 31,
	2010	2009(1)

Average cash and invested assets	$183,765	$147,425
Pre-tax investment income, net of expenses	5,700	5,648
Average pre-tax return on average cash and invested assets(1)	3.1%	3.8%

(1)	Our initial public offering on October 16, 2009 increased our cash and invested assets on that date by $45,666. Accordingly, we have weighted the average cash and invested assets for 2009 to account for the days in 2009 we were a public company.

Net investment income increased slightly from 2009 to 2010. The net increase in the period is primarily attributable to higher balances of available for sale securities funded with cash from our October 2009 initial public offering, and higher dividend income, partially offset by the impact of declining interest rates.

Realized Investment Gains, Net

For the year ended December 31, 2010 we had net realized investment gains of $2,712 from the sale of fixed maturity and equity securities.

For the year ended December 31, 2009 we had net realized investment gains of $199, which is net of a pre-tax other-than-temporary impairment loss on one security of approximately $197.

Other Income

Other income primarily consists of premium installment charges and fluctuations in returns on company-owned life insurance (COLI) policies. Other income was $325 and $223 for the years ended 2010 and 2009, respectively. The increase in other income is due primarily to higher returns on the COLI policies in 2010 compared to 2009. As a result of our decision to terminate the SERP, in the second quarter of this year we redeemed our COLI policies that had been previously purchased to fund the SERP liabilities when they came due.

Consolidated Underwriting (Loss) Income

As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratios, written premiums and discussion of our 2009 results that excludes the impact of our aggregate stop loss contract.

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

Losses and Loss Adjustment Expenses

The components of incurred losses and LAE and the loss and LAE ratio in 2010 and 2009 are as follows:

	For the Years Ended
Consolidated	December 31,
	2010	2009

Net premiums earned	$68,097	$75,358

Incurred losses and LAE:
Losses	$46,721	$47,032
Catastrophe losses	5,578	1,979
Other weather losses	3,473	2,188
Stop loss ceded reversal	—	4,292
Favorable prior year development(1)	(2,086)	(2,737)

Total incurred losses and LAE	$53,686	$52,754

Loss and LAE ratios:
Losses	68.6%	62.4%
Catastrophe losses	8.2%	2.6%
Other weather losses	5.1%	2.9%
Stop loss ceded reversal	—%	5.7%
Prior year development(1)	(3.1)%	(3.6)%

Total Loss and LAE ratio	78.8%	70.0%

(1)	2009 Prior year development excludes the impact of the stop loss reversal.

Our consolidated loss and loss adjustment expense (LAE) ratio was 78.8% for the year ended December 31, 2010, compared to 70.0% in 2009. Total losses and LAE in 2010 were $53,686, compared to $52,754 for 2009. The changes in losses and LAE in 2010 compared to 2009 are further described below:

•	On a consolidated basis, losses not attributable to catastrophes or weather were lower by $311 primarily due to lower claim severity in our commercial auto line of business and lower claim frequency in our workers’ compensation and liability lines of business within our agribusiness segment. In our commercial business segment, these losses were higher due to increased severity arising from several large property losses in our commercial multi-peril line, adverse workers’ compensation development in 2009 that impacted our estimates for 2010, and increased frequency in commercial auto liability and other liability claims in 2010 compared to 2009.

•	Catastrophe losses were $3,599 higher in the year to date period of 2010, compared to the same period of 2009 due to severe second quarter 2010 storms in the Midwest that affected several of our large agribusiness insureds. These storm losses arose from catastrophic wind events in Arkansas, Minnesota, Kansas, and Illinois. Our loss ratio from catastrophes in 2010 was 8.2 points compared to 2.6 points in 2009. Catastrophe and weather loss ratios will vary significantly year to year and quarter to quarter due to the volatility of the frequency and the severity of such losses, relative to the small size of our company. We typically experience the highest level of weather-related loss activity in the second quarter of the year. Also, our catastrophe losses for 2010 include late winter storms in the Northeast and Mid-Atlantic states that adversely impacted first quarter 2010 results in our commercial business segment.

•	The favorable prior year reserve development for 2010 of $2,086 includes reversals in additional reserves carried above the actuarial central estimate (see our discussion of “Losses and Loss Adjustment Expense Reserves” under the section entitled “Critical Accounting Estimates”) and was due to a lower level of incurred loss emergence relative to expectations in the workers’ compensation, commercial auto, and liability lines of business in our agribusiness segment. Within our agribusiness segment, the commercial auto line of business was also impacted positively by favorable prior year claims settlements. This favorable development was partly offset by unfavorable development in the fire and allied lines of business due to updated information on previously reported large property claims. In our commercial business segment, we experienced net favorable prior year reserve development of $26. Favorable loss emergence, relative to expectations, in the commercial multi-peril line and favorable claims settlements in the fire and allied lines were offset by unfavorable development in the commercial auto liability line and other liability lines.

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

The consolidated underwriting expense ratio was 35.0% for 2010, compared to 33.7% for 2009; an increase of 130 basis points. The factors that contributed to the net increase in the expense ratio are further described below:

•	In 2010, the combination of higher reinsurance costs (and therefore lower earned premium) and an overall decline in direct earned premium from our reduction of unprofitable business in our commercial business segment has caused this underwriting expense ratio to increase.

•	Consolidated underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $23,826 for the year ended 2010 and $25,382 for the year ended 2009. In the second quarter of 2010, we recognized a net gain from the SERP termination of $679. The remainder of the decrease in underwriting and administrative expenses is primarily due to lower amortization of deferred policy acquisition costs of $1,213 resulting from our lower direct and assumed earned premiums, and the 2009 underwriting and administrative costs included employee incentive costs based on company performance. The lower deferred policy acquisition costs were partially offset by increases in insurance, consulting and legal costs associated with public company compliance requirements.

Interest Expense

Interest expense was $31 for the year ended 2010, as compared to $22 for the year ended 2009. Interest expense for 2009 included the reversal of the stop loss interest expense of $86, which was offset by interest expense of $78 associated with our long-term debt and lines of credit that we retired in late 2009.

Other Expense, net

Other expense, net is comprised primarily of estimated reserves and specific write-offs of uncollectible premiums.

Other expense, net was $164 for the year ended 2010, and $209 for the year ended 2009. The decrease of $45 for the period is due primarily to lower levels of write-offs and aging of receivables in 2010 as compared to 2009, the positive impact of which we attribute to our decision to withdraw from certain unprofitable classes of business.

(Loss)	Income from Continuing Operations, before Income Taxes

For the year ended 2010, we had a pre-tax loss from continuing operations of $873 compared to pre-tax income of $3,061 for the year ended 2009. The factors that contributed to the net decrease in pre-tax income are further described below:

•	Net premiums earned in 2010 were $7,261 lower than 2009. The favorable impact of the stop loss on 2009 earned premiums was $1,717.

•	For the year ended December 31, 2010 compared to the same period of 2009, losses and LAE were $53,686 and $52,754, respectively; catastrophe and weather-related losses were higher by $4,884, and losses and LAE were unfavorably impacted in 2009 by $4,292 from the stop loss reversal.

•	Net realized gains from sales of fixed maturity and equity securities were higher by $2,316 in 2010 compared to 2009. Total net realized gains in 2009 included an other-than-temporary impairment charge of $197.

•	Total underwriting and administrative expenses were lower by $1,556 in 2010 compared to 2009, due primarily to our lower level of earned premium in 2010 compared to 2009, which resulted in lower amortization expense for policy acquisition costs. The SERP termination gain recorded in the second quarter of 2010 was partly offset by increased public company compliance-related costs incurred in 2010.

Income Tax Expense (Benefit)

For the year ended 2010, the income tax expense for continuing operations was $2,615, or an effective rate of (300)%. The year ended 2010 includes an adjustment to income tax expense of $3,309 associated with our establishing a valuation allowance against our federal net deferred tax assets. For more information regarding the impact that the valuation allowance had on our income tax expense, see Note 10 to our consolidated financial statements. Excluding the impact of the valuation allowance, our effective income tax rate for the year ended December 31, 2010 was 79.5%. Our effective tax rate is impacted by the relationship of our pre-tax loss from continuing operations compared to the level of tax exempt interest income earned on our municipal bond portfolio.

For the year ended December 31, 2009, the income tax benefit from continuing operations was $346, or an effective tax rate of (11.3)%. The 2009 provision for income taxes includes a reversal of a deferred tax valuation allowance of $1,026, as we determined at the time that it was more likely than not that we would be able to realize the full benefit of our deferred tax assets related to our 2008 capital losses. Other changes in the consolidated effective income tax rate are primarily due to the amount of our pre-tax income from continuing operations, and its relationship to the level of tax exempt interest income earned on our municipal bond portfolio.

Net Loss from Discontinued Operations

Net loss from discontinued operations includes the results related to our agency operations at Eastern Insurance Group and our technology consulting firm, Penn Software. The sale of the net assets of Penn Software was completed in July 2008, and the sale of the net assets of Eastern Insurance Group was completed in February 2009.

For the year ended 2009, the net loss from discontinued operations of $840 includes a provision for income taxes of $879, the majority of which represents state and federal income tax expense from the sale of the net assets of Eastern Insurance Group whose book basis exceeded their tax basis.

Net (Loss) Income

For the year ended December 31, 2010, we had a net loss of $3,488, or $0.76 per diluted share, compared to net income of $2,567, or $0.19 per diluted share, for the year ended December 31, 2009. The decrease in net income of $6,055 in 2010 compared to 2009 was due to the items discussed above.

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

Agribusiness

The results of our agribusiness segment were as follows:

Agribusiness	For the Years Ended December 31,
	2010	2009

Direct premiums written	$60,787	$58,675
Net premiums written	46,605	46,787
Revenues:
Net premiums earned	$45,226	$45,289
Other income	95	31

Total revenues(1)	$45,321	$45,320

Operating (loss) income:
Underwriting (loss) income	$(592)	$1,985
Other income	95	31
Interest & other expenses	(83)	(35)

Total operating (loss) income(1)	$(580)	$1,981

Loss and loss expense ratio	71.5%	65.5%
Underwriting expense ratio	29.8%	30.1%

GAAP combined ratio	101.3%	95.6%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income equals pre-tax net income from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

Agribusiness Segment: Premiums Written and Premiums Earned

The components of premiums written and earned, for the years ended December 31, 2010 and 2009 in our agribusiness segment are as follows:

Agribusiness	2010		2009
	Written	Earned	Written	Earned

Direct	$60,787	$59,128	$58,675	$57,280
Ceded — Stop loss contract reversal	—	—	615	615
Ceded — All other	(14,182)	(13,902)	(12,503)	(12,606)

Net	$46,605	$45,226	$46,787	$45,289

The agribusiness marketplace has been very competitive during the last four years, putting pressure on pricing. These competitive pressures are affecting our writing of new and renewal business and putting downward pressure on our existing rates. Our focus on underwriting discipline and rate adequacy in the midst of this soft market has resulted in our premium revenue growth being relatively modest during this period.

Direct premiums written increased from $58,675 for the year ended December 31, 2009 to $60,787 for the same period of 2010, a 3.6% increase. The increase is due to higher new business and increased retention rates, although competitive pressures have resulted in the loss of a few larger accounts in 2010. We continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. We believe that our strong financial position, our stable and consistent presence in the agribusiness market, and our reputation for strong customer service will serve us better in the long run as these attributes differentiate us from competitors who we believe compete purely on price.

For the year ended December 31, 2009, the net reversal of the stop loss was $615. Ceded premiums earned (excluding the stop loss) were higher in 2010 compared to 2009, primarily due to increases in reinsurance rates on our 2010 reinsurance program; and the first quarter of 2009 included a reinsurance reinstatement premium credit of $252.

The timing of direct premiums written in 2009 and 2010 together with the increase in ceded premiums, resulted in our net premiums earned in our agribusiness segment decreasing from $45,289 in 2009 to $45,226 in 2010.

Agribusiness Segment: Underwriting (Loss) Income

The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expense, which impact underwriting profitability:

Losses and Loss Adjustment Expenses and Loss and LAE ratio

The components of incurred losses and LAE and the loss and LAE ratio in 2010 and 2009 in our agribusiness segment are as follows:

	For the Years Ended
Agribusiness	December 31,
	2010	2009

Net premiums earned	$45,226	$45,289

Incurred losses and LAE:
Losses	$27,688	$28,495
Catastrophe losses	4,204	1,758
Other weather losses	2,586	1,348
Stop loss ceded reversal	—	568
Favorable prior year development(1)	(2,136)	(2,515)

Total incurred losses and LAE	$32,342	$29,654

	For the Years Ended
Agribusiness	December 31,
	2010	2009

Loss and LAE ratios:
Losses	61.2%	62.9%
Catastrophe losses	9.3%	3.9%
Other weather losses	5.7%	3.0%
Stop loss ceded reversal	—%	1.3%
Prior year development(1)	(4.7)%	(5.6)%

Total Loss and LAE ratio	71.5%	65.5%

(1)	2009 prior year development excludes the impact of the stop loss reversal.

Our agribusiness segment incurred $32,342 of losses and LAE for the year ended 2010, as compared to $29,654 of losses and LAE for the year ended 2009. The loss ratio in our agribusiness segment increased from 65.5% in 2009 to 71.5% in 2010, due primarily to the second quarter catastrophe losses that negatively impacted our agribusiness segment. The factors that contributed to the net increase of $2,688 are further described below:

•	Other current accident year losses were lower by $807 primarily due to lower claims severity in our commercial auto line of business and lower claim frequency in our workers’ compensation and liability lines of business. These improvements were partially offset by increased severity in our liability lines of business.

•	Weather-related losses from both catastrophic and non-catastrophic events increased by $3,684 in 2010 compared to 2009. The catastrophe losses were primarily from several Midwest storms in the second quarter of 2010 that resulted in large claims mostly incurred by four of our agribusiness policyholders. Catastrophe losses accounted for 9.3 loss ratio points in 2010, compared to 3.9 loss ratio points in 2009.

•	In 2009 we recorded a reversal of 2008 accident year losses we had previously ceded under our aggregate stop loss contract as a result of favorable development on that accident year. The impact of the reversal on our losses and LAE was $568 in the year ended December 31, 2009. We did not renew the stop loss contract in 2010.

•	The favorable prior year reserve development of $2,136 in 2010 was due to favorable development in the workers’ compensation, commercial auto, and liability lines of business as a result of a lower level of incurred loss emergence relative to expectations. This favorable development was partly offset by unfavorable development in the fire and allied lines of business due to updated information on previously reported large property claims.

Agribusiness Underwriting Expenses and GAAP Combined Ratio

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs were $13,476 for the year ended 2010 as compared to $13,650 for the same period in 2009, a decrease of $174. This net decrease in underwriting expenses was due to lower underwriting and administrative expenses, mostly from the SERP termination gain recorded in the second quarter of 2010 and a lower level of incentive compensation costs in 2010, which were partially offset by higher amortization of deferred policy acquisition costs as a result of the growth in direct premiums earned in 2010. This overall decrease relative to the smaller decrease in net premiums earned resulted in the underwriting expense ratio decreasing slightly from 30.1% for 2009 to 29.8% for 2010.

The decrease in the underwriting expense ratio, when netted against the increase in the loss and LAE ratio, resulted in our combined ratio in our agribusiness segment increasing from 95.6% for 2009 to 101.3% for 2010.

Agribusiness Segment — Lines of Business

The following table sets forth the direct premiums written, net premiums earned, and calendar year loss and LAE ratios reported for our agribusiness segment by line of business:

	For the Years Ended
Agribusiness	December 31,
	2010	2009

Direct Premiums Written:
Property	$22,815	$21,394
Commercial Auto	13,123	13,025
Liability	10,023	10,595
Workers’ Compensation	8,590	7,950
Other	6,236	5,711

Total	$60,787	$58,675

Net Premiums Earned:
Property	$16,273	$16,546
Commercial Auto	11,569	11,632
Liability	9,192	9,196
Workers’ Compensation	7,464	7,238
Other	728	677

Total	$45,226	$45,289

Loss and Loss Adjustment Expense Ratios:
Property	103.7%	70.8%
Commercial Auto	52.9%	72.8%
Liability	62.5%	52.3%
Workers’ Compensation	43.4%	63.3%
Other	49.9%	11.2%
Total	71.5%	65.5%

Property

Commercial property coverage protects businesses against the loss or loss of use, including its income-producing ability, of the insured’s property. As of December 31, 2010, our agribusiness segment had approximately 1,200 property insurance policies in force. The loss ratio for our property lines was adversely impacted by unusually high levels of catastrophe and other weather related losses in 2010 while the property loss ratio for 2009 was impacted favorably by lower catastrophe losses and lower claim frequency.

Commercial Auto

Commercial auto coverage protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. Commercial automobile policies are generally marketed only in conjunction with other supporting lines. As of December 31, 2010, our agribusiness segment had approximately 990 commercial automobile insurance policies in force. Our 2010 loss ratio for commercial auto benefited from favorable prior years claims settlements and lower claim severity on the current accident year, whereas in 2009 we experienced an increase in the number of large claims reported for that year.

Liability

Liability insurance includes commercial general liability, products liability, and professional liability covering our agribusiness insureds’ operations. As of December 31, 2010, our agribusiness segment had approximately 1,200 general liability insurance policies in force. Our liability loss ratio was higher in 2010 as we observed an increase in severity of newer claims, which was partially offset by favorable prior year reserve development.

Workers’ Compensation

Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. As of December 31, 2010, our agribusiness segment had approximately 400 workers’ compensation insurance policies in force. Our calendar year loss ratio decreased by slightly less than 20 loss ratio points due to lower new claim frequency and favorable prior year reserve development. We believe that the profitability of our workers’ compensation line has improved in recent accident years as a result of stricter underwriting guidelines and improved pricing adequacy.

Other

Other lines of business consist primarily of umbrella liability, boiler and machinery, and employment practices liability insurance.

Commercial Business

The results of our commercial business segment were as follows:

	For the Years Ended
Commercial Business	December 31,
	2010	2009

Direct premiums written	$25,568	$29,449
Net premiums written	20,668	25,754
Revenues:
Net premiums earned	$22,405	$28,961
Other income	230	189

Total revenues(1)	$22,635	$29,150

Operating loss:
Underwriting loss	$(7,922)	$(4,509)
Other income	230	189
Interest & other expenses	(113)	(118)

Total operating loss(1)	$(7,805)	$(4,438)

Loss and loss adjustment expense ratio	93.0%	78.4%
Underwriting expense ratio	42.4%	37.2%

GAAP combined ratio	135.4%	115.6%

(1)	Revenues exclude net realized investment gains (losses) and net investment income. Operating income (loss) equals pre-tax net income (loss) from continuing operations excluding the impact of net realized investment gains (losses) and net investment income.

Commercial Business Segment: Premiums Written and Premiums Earned

The components of premiums written and earned, for the years ended December 31, 2010 and 2009 in our commercial business segment are as follows:

Commercial Business	2010		2009
	Written	Earned	Written	Earned

Direct	$25,568	$27,341	$29,449	$32,820
Ceded — Stop loss contract reversal	—	—	1,102	1,102
Ceded — All other	(4,900)	(4,936)	(4,797)	(4,961)

Net	$20,668	$22,405	$25,754	$28,961

Our direct premiums written in our commercial business segment were $25,568 for the year ended 2010 and $29,449 for the year ended 2009. The factors that contributed to the net decline of $3,881, or 13.2%, are further described below:

•	In late 2008 and 2009 we elected to withdraw from certain unprofitable classes of business and terminate relationships with several underperforming producers. These actions have continued to have an adverse impact on the premium volume in this segment as our agents adapted to our increased selectivity in the business we are willing to write.

•	The commercial insurance marketplace continues to be very competitive, and we continue to experience downward pressure on our pricing.

In 2009, we introduced our PennEdge product within our commercial business segment to enable us to write customized coverages on mid-size commercial accounts. At December 31, 2010 and at December 31, 2009, our PennEdge offering was approved in twenty-four and eight states, respectively, and we believe it has been well received by our agents and policyholders. For the years ended December 31, 2010 and 2009, the direct premiums written of our PennEdge product were $3,842 and $1,846, respectively.

Net premiums earned were $22,405 and $28,961 for the years ended 2010 and 2009, respectively. This decrease in net premiums earned is due primarily to the decline in direct premiums written resulting from the runoff of unprofitable business, changes in our reinsurance program in 2010, and the impact of the stop loss on 2009 ceded premiums of $1,102. For additional information concerning the stop loss reinsurance contract, see Item 1 — “Business — Reinsurance.”

Commercial Business Segment: Underwriting Loss

The discussion below provides more insight into the variances in the categories of losses and LAE and underwriting and administrative expense, which impact underwriting profitability:

Losses and Loss Adjustment Expenses and Loss and LAE ratio

The components of incurred losses and LAE and the loss and LAE ratio in 2010 and 2009 in our commercial business segment are as follows:

	For the Years Ended
Commercial Business	December 31,
	2010	2009

Net premiums earned	$22,405	$28,961

Incurred losses and LAE:
Losses	$18,603	$17,587
Catastrophe losses	1,374	221
Other weather losses	887	840
Stop loss ceded reversal	—	3,724
Prior year development(1)	(26)	323

Total incurred losses and LAE	$20,838	$22,695

Loss and LAE ratios:
Losses	83.0%	60.7%
Catastrophe losses	6.1%	0.8%
Other weather losses	4.0%	2.9%
Stop loss ceded reversal	—%	12.9%
Prior year development(1)	(0.1)%	1.1%

Total Loss and LAE ratio	93.0%	78.4%

(1)	2009 prior year development excludes the impact of the stop loss reversal.

Our commercial business segment incurred $20,838 of losses and LAE for the year ended 2010, as compared to $22,695 of losses and LAE for the year ended 2009. The decrease in earned premiums for 2010, relative to the lower losses and LAE in 2010 resulted in our loss ratio in our commercial business segment increasing from 78.4% in 2009 to 93.0% in 2010. The factors that contributed to the net decrease of $1,857 in losses and LAE are further described below:

•	Current accident year losses in our commercial business segment were $1,016 higher in 2010 compared to 2009. The increase is primarily attributable to our commercial multi-peril line, which experienced three large fire losses, as well as an increase in the frequency of smaller-size claims. In addition, we have experienced greater severity on workers’ compensation claims in 2010 compared to 2009. Increases in the frequency of commercial auto liability and other liability claims also contributed to the increases in current year losses in 2010 compared to 2009.

•	Catastrophe losses were $1,153 higher in 2010, compared to 2009. The spring storms that severely affected our agribusiness insureds also affected our commercial policyholders, and several winter storms in the first quarter of 2010 were designated as catastrophes.

•	The reversal of the stop loss in the third quarter of 2009 resulted in $3,724 of ceded incurred losses being reversed for the commercial business segment. We did not renew the stop loss contract in 2010.

•	Modest favorable prior year reserve development of $26 in 2010 represented an improvement over the $323 of unfavorable development in 2009. In 2010, we had favorable development in the commercial multi-peril line and the fire and allied lines of business. The development in the commercial multi-peril line was due to changes in loss emergence relative to expectations and the fire and allied lines development was the result of favorable claim settlements. This favorable development was mostly offset by unfavorable development in the liability lines as a result of changes in loss emergence relative to expectations and in the commercial auto liability line as a result of unfavorable development on prior year commercial auto claims.

Commercial Business Underwriting Expenses and GAAP Combined Ratio

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs in our commercial business segment were $9,489 and $10,775 for the years ended 2010 and 2009, respectively. This decrease of $1,286 is primarily due to the reduction in our net premiums earned in 2009 and 2010 that resulted in lower amortization of deferred policy acquisition costs. The lower underwriting expenses in 2010 were not enough to offset the reduction in earned premium in 2010 compared to 2009, and the underwriting expense ratio increased from 37.2% in 2009 to 42.4% for the year ended December 31, 2010.

The increase in the expense ratio, together with the increases in the loss and LAE ratio, resulted in our combined ratio in our commercial business segment increasing from 115.6% in 2009 to 135.4% in 2010.

Commercial Business Segment — Lines of Business

The following table sets forth the direct premiums written, net premiums earned, and calendar year loss and LAE ratios reported for our commercial lines products for the periods indicated:

	For the Years Ended
Commercial Business	December 31,
	2010	2009

Direct Premiums Written:
Property & Liability	$14,170	$16,453
Workers’ Compensation	4,315	5,465
Commercial Auto	4,171	4,560
Other	2,912	2,971

Total	$25,568	$29,449

	For the Years Ended
Commercial Business	December 31,
	2010	2009

Net Premiums Earned:
Property & Liability	$13,542	$17,731
Workers’ Compensation	4,469	6,235
Commercial Auto	4,172	4,746
Other	222	249

Total	$22,405	$28,961

Loss and Loss Adjustment Expense Ratios:
Property & Liability	91.8%	63.7%
Workers’ Compensation	99.9%	136.7%
Commercial Auto	88.1%	61.3%
Other	117.0%	(10.3)%
Total	93.0%	78.4%

Property and Liability

Our property and liability coverage includes commercial multi-peril, fire, allied, and general liability insurance. The majority of this business is rated and classified as commercial multi-peril. As of December 31, 2010, our commercial business segment had approximately 4,300 property and liability insurance policies in force. Similar to our agribusiness segment, our commercial business segment experienced unusually high levels of severe property losses in 2010.

Workers’ Compensation

Workers’ compensation coverage protects employers against specified benefits payable under state law for workplace injuries to employees. We generally write workers’ compensation policies in conjunction with our business owner’s policies and we rarely write workers’ compensation policies on a stand-alone basis. As of December 31, 2010, our commercial business segment had approximately 1,270 workers compensation insurance policies in force. Our workers’ compensation line has experienced a lower loss ratio in 2010 as a result of a decline in claim frequency and favorable development on prior accident years. In 2009, we experienced an unusually high level of adverse development on prior accident years. In general, this line has been adversely impacted of late by a higher than usual number of large claims, and we have also observed increasing claim severity.

Commercial Automobile

Commercial auto coverage protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. Commercial automobile policies are only marketed in conjunction with our business owner’s policies. As of December 31, 2010, our commercial business segment had approximately 850 commercial automobile insurance policies in force. For 2010, our commercial auto line of business experienced increased frequency of commercial automobile claims and adverse development on prior accident years. This line experienced favorable prior year reserve development in 2009.

Other Segment

For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we discontinued writing in 2003, and assumed reinsurance contracts in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s. The most significant of these is a reinsurance agreement we entered into with Munich Re America

(formerly American Re), beginning January 1, 1969 and covering various property and liability lines of business. Penn Millers Insurance Company’s participation percentage ranged from 0.625% to 0.75%. We cancelled the contract effective December 31, 1986. We have experienced adverse development and periodic reserve strengthening over the years, but we believe that Munich Re America has established adequate case and IBNR reserves at this time. At December 31, 2010 and at December 31, 2009 we had $5,070 and $5,260, respectively of loss reserves established for our voluntary assumed pools. The mandatory assigned risk programs serve as a secondary market for high risk insureds and include: the Fair Access to Insurance Requirements (FAIR) Plans; beachfront and windstorm plans; Commercial Automobile Insurance Plans (CAIPs); and national and state workers’ compensation pools.

The results of our other segment were as follows:

	For the Years Ended
Other	December 31,
	2010	2009

Net premiums written	$464	$1,105
Revenues:
Net premiums earned	$466	$1,108

Total revenues	$466	$1,108

Underwriting (loss) income	$(362)	$175

Total operating (loss) income	$(362)	$175

Loss and loss adjustment expense ratio	108.6%	36.6%
Underwriting expense ratio	69.1%	47.7%

GAAP combined ratio	177.7%	84.3%

Both revenues and expenses in our other segment have experienced volatility due to fluctuating results from our participation in our mandatory pools. This is reflected in net premiums earned of $466 in 2010 and $1,108 in 2009. The lower operating income for 2010 as compared to 2009 is mostly due to the decline in earned premiums and increased loss development in the Munich Re pool.

The chart below shows the amount of operating (loss) income arising from each of the components for our other segment:

	For the Years Ended
	December 31,
	2010	2009

Mandatory assumed reinsurance	$372	$203
Personal lines — runoff	—	177
Voluntary assumed reinsurance — runoff	(734)	(205)

Total operating (loss) income	$(362)	$175

Financial Position

At December 31, 2010, we had total assets of $254,721, compared to total assets of $263,450 at December 31, 2009. The change in our total assets is due to lower cash and invested assets as a result of share repurchases, and a higher level of claims payments on current accident year incurred losses; lower premiums receivable and lower deferred policy acquisition costs, due to declines in premium volume; and lower deferred tax assets, due to our establishing a valuation allowance against these assets. Reinsurance receivables and recoverables were higher in 2010 due to the higher losses we experienced this year, including increased catastrophe losses we experienced in the second quarter of 2010.

At December 31, 2010, total liabilities were $161,693, compared to $163,402 at December 31, 2009. The $1,709 decrease was primarily due to lower accrued expenses for profitability based incentive payments, and the decrease in unearned premiums of $506 from reductions in premiums written in 2009 and 2010; higher losses and LAE reserves of $3,263 were the result of higher current year loss experience and timing of claims payments.

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

On October 16, 2009, we completed an initial public offering of 5,444,022 shares of common stock at $10.00 per share. The gross proceeds from the offering were $54,440, less conversion and offering expenses and commissions of $3,867; less the loan to our ESOP of $5,400; less funds used to pay down of our line of credit of $1,800; with the remaining being available for general corporate purposes of approximately $43,373. After using a portion of the proceeds to fund a loan to our ESOP and retire our line of credit, we contributed $25,000 of the remaining net proceeds from the offering to Penn Millers Insurance Company. These net proceeds will supply additional capital that Penn Millers Insurance Company needs to support future premium growth through the expansion of our producer networks and the marketing of our new PennEdge product. The net proceeds have been invested in securities consistent with our investment policy.

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

It is anticipated that approximately 10% of the ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2010, we recognized compensation expense of $703 on 54,000 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2010. For the year ended December 31, 2009, we recognized compensation expense of $92 on 18,000 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2009.

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

On May 12, 2010, our board of directors authorized the repurchase of up to 5% of the issued and outstanding shares of our common stock. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in our management’s sole opinion, market conditions warrant. We have the right to repurchase issued and outstanding shares of common stock until 5% of the shares, or 258,591, are repurchased. In the year ended December 31, 2010, we have repurchased under this second program 232,691 shares at an average cost of $14.44 per share. The repurchased shares will be held as treasury shares and will be used in connection with our stock-based incentive plan.

On August 11, 2010, our board of directors approved a third share repurchase plan, authorizing the repurchase of an additional 245,662 common shares in open market or privately negotiated transactions during a twelve month period beginning August 18, 2010. For the year ended December 31, 2010, no shares were repurchased under the August 2010 program.

Cash flows from continuing operations for the years ended December 31, 2010 and 2009 were as follows:

	For the Years Ended
	December 31,
	2010	2009

Cash flows (used in) provided by operating activities	$(6,439)	$6,280
Cash flows used in investing activities	(3,116)	(39,087)
Cash flows (used in) provided by financing activities	(4,155)	41,068

Net (decrease) increase in cash and cash equivalents	$(13,710)	$8,261

Cash flows from operating activities decreased by $12,719 for the period ended December 31, 2010 compared to the period ended December 31, 2009. The change is primarily due to increased claims payments and lower premium volume in 2010 compared to 2009.

Investing activities used $3,116 and $39,087 of net cash for the years ended December 31, 2010 and 2009, respectively. In 2010, net purchases of available-for-sale securities were $5,617, and we received $2,682 of cash from the redemption of our COLI policies. In the second quarter of this year we terminated our SERP and these COLI policies had been purchased for the purpose of funding the SERP liabilities when they came due. For 2009, net purchases of available for sale securities were $41,509, as the net proceeds from our public offering were invested in fixed maturity obligations consistent with our investment policy. Net proceeds from our February 2009 sale of the net assets of Eastern Insurance Group provided $2,576 of net cash, and in 2009 we received the final contingent payment from the early 2008 sale of the net assets Penn Software of $52.

Cash flows used in financing activities for the year ended December 31, 2010 were comprised entirely of amounts we paid for our outstanding stock under our share repurchase plans. Cash flows provided by financing activities for the year ended December 31, 2009 reflect gross proceeds from our public offering of $54,440, reduced by the loan to our ESOP of $5,400 and by $3,374 paid for fees and expenses associated with our conversion and public offering. Share repurchases accounted for $2,216 of cash used in financing activities in 2009.

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

As of December 31, 2010, the amount available for payment of dividends from Penn Millers Insurance Company in 2011 without the prior approval of the Pennsylvania Insurance Department is $6,819 based upon the insurance company’s 2010 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and

10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

Impact of Inflation

Inflation increases consumers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it. We provide insurance coverages to mills, silos, and other agribusinesses, which store large quantities of commodities such as corn, wheat, soybeans and fertilizer. Therefore, the amount of our losses is affected by the value of these commodities. Volatility in commodity prices may be a result of many factors, including, but not limited to, shortages or excess supply created by weather changes, catastrophes, changes in global or local demand, or the rise or fall of the U.S. dollar relative to other currencies. Unexpected increases in commodity prices could result in our losses exceeding our actual reserves for our agribusiness lines.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification was provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurements that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 3 to the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Excluding certain agency receivables, which are immaterial, all of our financing receivables have maturity dates of less than one year. The adoption of this ASU did not have an impact on our financial position and results of operations.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASU amends ASC Topic 944, Financial Services — Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employees’ compensation and fringe benefits related to certain activities for successful contract acquisitions, (3) other costs related directly to the insurer’s acquisition activities in (2) that would not have been incurred had the acquisition contract transaction not occurred, and (4) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. We are currently evaluating the impact that the adoption of this ASU will have on our financial position and results of operations.

All other standards and updates of those standards issued during the twelve months ended December 31, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules we are not required to disclose information required under Item 7A. However, in order to provide information to our investors, we have elected to provide information related to our market risks.

Market risk is the risk that we will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risks through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average effective duration of the fixed maturity securities in our investment portfolio at December 31, 2010, was 3.2 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.

Approximately 6% of our investment portfolio at December 31, 2010 is in a high-yield bond fund that invests primarily in U.S. debt securities. This is a publicly traded mutual fund in which we have an ownership stake in the overall assets of the fund (that is stated as a number of shares), and we are not a creditor in the underlying debt securities. Because this is an investment in shares of a mutual fund, we have classified this investment as an equity security on our consolidated balance sheets. This fund is also subject to interest rate risk and has an option-adjusted duration of 4.77 years at December 31, 2010.

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

The table below shows the interest rate sensitivity of our investments measured in terms of fair value (which is equal to carrying value) at December 31, 2010:

Hypothetical Change in	Estimated Change
Interest Rates	in Fair Value	Fair Value

200 basis point increase	$(13,187)	$160,458
100 basis point increase	(6,425)	167,220
No change	—	173,645
100 basis point decrease	5,880	179,525
200 basis point decrease	11,342	184,987

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

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our significant reinsurance partners that A.M. Best follows have at least an “A−” A.M. Best rating. According to A.M. Best, companies with a rating of “A−” or better “have an excellent ability to meet their ongoing obligations to policyholders.” In certain instances, we may partner with a reinsurer who is not rated by A.M. Best. However, in such instances the reinsurer must be well capitalized and have a strong credit rating from Standard and Poor’s or Moody’s rating agencies. We will generally only make exceptions for property related reinsurance in which there is typically little or no delay in the reporting of losses by insureds and the settlement of the claims. We have experienced no significant difficulties collecting amounts due from reinsurers. For more information regarding the credit ratings of our reinsurers, see Item 1 “Business — Reinsurance.”

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the fourth quarter of 2010, we sold all of our equity securities (which represented approximately 6% of our investment portfolio) that had been invested in a passively-managed equity index fund, and invested the proceeds in a high-yield bond mutual fund.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penn Millers Holding Corporation:

We have audited the accompanying consolidated balance sheets of Penn Millers Holding Corporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Millers Holding Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, PA
March 28, 2011

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(Dollars in thousands,
	except share data)

ASSETS
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $158,193 in 2010 and $161,730 in 2009)	$162,771	167,155
Equity Securities:
Available for sale, at fair value (cost $10,885 in 2010)	10,874	—
Cash and cash equivalents	6,510	20,220
Premiums and fees receivable	28,394	29,526
Reinsurance receivables and recoverables	24,912	19,502
Deferred policy acquisition costs	9,735	10,053
Prepaid reinsurance premiums	4,320	4,076
Accrued investment income	1,621	1,810
Property and equipment, net of accumulated depreciation	3,323	3,769
Income taxes receivable	1,253	—
Deferred income taxes	—	3,518
Other	1,008	3,821

Total assets	$254,721	263,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expense reserves	$109,973	106,710
Unearned premiums	42,807	43,313
Accounts payable and accrued expenses	8,913	12,762
Income taxes payable	—	617

Total liabilities	161,693	163,402

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2010, 5,444,022 and 2009, 5,444,022; outstanding 2010, 4,462,131 shares and 2009, 4,695,262 shares	54	54
Additional paid-in capital	51,068	50,520
Accumulated other comprehensive income	2,054	2,519
Retained earnings	50,993	54,481
Unearned ESOP, 476,999 and 530,999 shares	(4,770)	(5,310)
Treasury stock, at cost, 504,892 and 217,761 shares	(6,371)	(2,216)

Total shareholders’ equity	93,028	100,048

Total liabilities and shareholders’ equity	$254,721	263,450

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except share data)

Revenues:
Premiums earned	$68,097	75,358
Investment income, net of investment expense	5,700	5,648
Realized investment gains, net:
Total other-than-temporary impairment losses	—	(197)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	2,712	396

Total realized investment gains, net	2,712	199

Other income	325	223

Total revenues	76,834	81,428

Losses and expenses:
Losses and loss adjustment expenses	53,686	52,754
Amortization of deferred policy acquisition costs	20,170	21,383
Underwriting and administrative expenses	3,656	3,999
Interest expense	31	22
Other expense, net	164	209

Total losses and expenses	77,707	78,367

(Loss) income from continuing operations, before income taxes	(873)	3,061
Income tax expense (benefit)	2,615	(346)

(Loss) income from continuing operations	(3,488)	3,407

Discontinued operations:
Income from discontinued operations, before income taxes	—	39
Income tax expense	—	879

Loss from discontinued operations	—	(840)

Net (loss) income	$(3,488)	2,567

Earnings per share (see note 19):
Basic:
(Loss) income from continuing operations	$(0.76)	0.19
Loss from discontinued operations	—	—

Net (loss) income per common share	$(0.76)	0.19

Diluted:
(Loss) income from continuing operations	$(0.76)	0.19
Loss from discontinued operations	—	—

Net (loss) income per common share	$(0.76)	0.19

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2010 and 2009

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	(Loss) Income	Earnings	ESOP	Stock	Total
	(Dollars in thousands, except share data)

Balance at December 31, 2008	—	$—	—	(1,159)	51,914	—	—	50,755
Net income					2,567			2,567
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,440				2,796				2,796
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $61				(119)				(119)

Net unrealized investment gain								2,677
Defined benefit pension plan, net of related income tax benefit of $48				(94)				(94)
Curtailment benefit, net of related tax expense of $564				1,095				1,095

Comprehensive income								6,245

Net proceeds from issuance of common stock	5,444,022	54	50,518			(5,400)		45,172
ESOP shares released			2			90		92
Treasury stock purchased, 217,761 shares							(2,216)	(2,216)

Balance at December 31, 2009	5,444,022	54	50,520	2,519	54,481	(5,310)	(2,216)	100,048
Net loss					(3,488)			(3,488)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $0				1,854				1,854
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $0				(2,712)				(2,712)

Net unrealized investment loss								(858)
Defined benefit pension plans, net of related income tax expense of $0				(70)				(70)
Recognition of prior service costs related to curtailment and settlement, net of tax expense of $0 (see note 8)				463				463

Comprehensive loss								(3,953)

Stock-based compensation			385					385
ESOP shares released			163			540		703
Treasury stock purchased, 287,131 shares							(4,155)	(4,155)

Balance at December 31, 2010	5,444,022	$54	51,068	2,054	50,993	(4,770)	(6,371)	93,028

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(3,488)	2,567
Loss from discontinued operations	—	840
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	(5,028)	1,366
Change in losses and loss adjustment expense reserves	3,263	(1,355)
Change in accounts payable and accrued expenses	(3,456)	926
Change in current income taxes	(1,870)	1,246
Deferred income taxes	3,518	(685)
Change in deferred acquisition costs	318	548
Change in accrual and amortization of investment income	1,171	71
Amortization and depreciation	626	668
ESOP share allocation	703	92
Amortization of stock-based compensation	385	—
Realized investment gains, net	(2,712)	(199)
Other, net	131	195

Net cash (used in) provided by operating activities	(6,439)	6,280

Cash flows from investing activities:
Available-for-sale investments:
Purchases of fixed maturity securities	(64,376)	(69,637)
Purchases of equity securities	(22,025)	—
Sales of fixed maturity securities	49,772	21,328
Sales of equity securities	11,542	—
Maturities of fixed maturity securities	19,470	6,800
Proceeds from disposition of corporate owned life insurance policies	2,682	—
Proceeds on sale of net assets of subsidiaries	—	2,628
Purchases of property and equipment, net	(181)	(206)

Cash used in investing activities — continuing operations	(3,116)	(39,087)
Cash provided by investing activities — discontinued operations	—	285

Net cash used in investing activities	(3,116)	(38,802)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	49,040
Purchase of treasury stock	(4,155)	(2,216)
Initial public offering costs paid	—	(3,374)
Net payments on line of credit	—	(950)
Repayment of long-term debt	—	(1,432)

Cash (used in) provided by financing activities — continuing operations	(4,155)	41,068
Cash used in financing activities — discontinued operations	—	(285)

Net cash (used in) provided by financing activities	(4,155)	40,783

Net (decrease) increase in cash	(13,710)	8,261
Cash and cash equivalents at beginning of period	20,220	11,959

Cash and cash equivalents at end of period	6,510	20,220
Less cash of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$6,510	20,220

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

The Company reports its operating results in three segments: agribusiness insurance, commercial business insurance, and a third segment, which is referred to as “other.” However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. The agribusiness insurance segment markets its product in a bundled offering that includes fire and allied lines, inland marine, general liability, commercial automobile, workers’ compensation, and umbrella liability insurance. This segment specializes in writing coverage for manufacturers, processors, and distributors of products for the agricultural industry. The commercial business insurance segment targets small and middle market businesses and offers coverages for property, liability, business interruption, crime coverage, workers’ compensation, commercial automobile, and umbrella liability. The types of businesses this segment targets include retail, service, hospitality, wholesalers, manufacturers, and printers. Both the commercial and agribusiness lines are marketed primarily through independent producers. The “other” segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that the Company must participate in as a condition of doing business in the states in which it operates.

The Company owned Eastern Insurance Group (EIG), an insurance agency, and Penn Software & Technology Services, Inc. (PSTS), which provided both hardware and computer programming services to its clients. The Company sold substantially all of the assets of EIG and PSTS in 2009 and 2008, respectively (see note 17). The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009. The Company ceased all operations of EIG in 2009 and PSTS in 2008.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These reported amounts include the financial statement recognition of loss reserves, contingent liabilities, tax valuation allowances, valuation of deferred policy acquisition costs, valuation of defined benefit pension obligations and valuation of investments, including other-than-temporary impairment of investments. These reported amounts also include the disclosure of contingent assets and liabilities. Management’s estimates and assumptions also affect the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.

(c)	Concentration of Risk

The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 40 states, direct premiums written for two states, New Jersey and Pennsylvania, accounted for almost 20% of the Company’s direct premiums written for the year ended December 31, 2010. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.

Additionally, one producer, Arthur J. Gallagher Risk Management Services, which writes business for the Company through nine of its offices, accounted for 13% of the Company’s direct premium writings for 2010. Only one other producer accounted for more than 5% of the Company’s 2010 direct premium writings.

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

On April 1, 2009, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition and presentation of other-than-temporary impairments. This new guidance amends the previously used methodology for determining whether an other-than-temporary impairment exists for fixed maturity securities. Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. If the fixed maturity security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its estimated fair value at the impairment measurement date. If the Company does not intend to sell, or more likely than not will not be required to sell, a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income.

The fair value of investments is reported in note 3. The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses approximates their December 31, 2010 and 2009 carrying values.

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

Policy acquisition costs, such as commissions, premium taxes, and certain other underwriting expenses that vary with, and are primarily related to, the production of new and renewal business, have been deferred and are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

costs. If the estimation of net realizable value indicates that the deferred policy acquisition costs are not recoverable, they would be written off.

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

The Company tests for impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2010, an impairment is not considered necessary.

(i)	Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. Incomes taxes are allocated to each legal entity based on income before income tax expense. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences reverse. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the character of such income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

(j)	Deferred Offering Costs

In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 5A, Expenses of Offering, the Company had deferred offering costs consisting principally of legal, underwriting, and audit fees incurred through the completion of the offering, on October 16, 2009. At December 31, 2009, $3,867 of offering costs were netted against the offering proceeds in equity.

(k)	Discontinued Operations

Discontinued operations represent components of the Company that have been disposed of. The results of operations of reporting units classified as discontinued operations are done so for all periods presented.

(l)	Losses and Loss Adjustment Expenses

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

The Company’s estimated liability for asbestos and environmental claims is $2,363 and $2,397 at December 31, 2010 and 2009, respectively, a substantial portion of which results from the Company’s participation in assumed reinsurance pools. The Company estimates this liability based on its pro rata share of asbestos and environmental case reserves reported by the pools and an additional estimate of incurred but not reported losses and loss adjustment expenses based on actuarial analysis of the historical development patterns. The estimation of the

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

ultimate liability for these claims is difficult due to outstanding issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages, and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to significantly greater than normal variation and uncertainty.

(m)	Employee Benefit Plans

The Company records annual amounts relating to its defined benefit pension plan and nonqualified Supplemental Executive Retirement Plan (SERP) based on calculations that include various actuarial assumptions, such as discount rates, mortality and rates of return. These estimates are highly susceptible to change from period to period based on the performance of plan assets, demographic changes, and market conditions. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its defined benefit pension plan and SERP obligations are reasonable based on its experience, market conditions, and input from its actuaries and investment advisors.

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

(n)	Employee Stock Ownership Plan

The Company recognizes compensation expense related to its ESOP equal to the product of the number of shares earned, or committed to be released during the period, and the average price of the Company’s common stock during the period. The estimated fair value of unearned ESOP shares is calculated based on the average price of the Company’s common stock for the period. For purposes of calculating earnings per share, the Company includes the weighted average of ESOP shares committed to be released for the period.

(o)	Premium Revenue

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

(p)	Earnings per Share

Basic and diluted earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic EPS includes ESOP shares committed to be released. In calculating diluted EPS, the weighted average shares outstanding includes all potentially dilutive securities.

(q)	Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements,

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying note 3.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Excluding certain agency receivables, which are immaterial, all of the Company’s financing receivables have maturity dates of less than one year. The adoption of this ASU did not have an impact on the Company’s financial position and results of operations.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASU amends FASB ASC Topic 944, Financial Services — Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employees’ compensation and fringe benefits related to certain activities for successful contract acquisitions, (3) other costs related directly to the insurer’s acquisition activities in (2) that would not have been incurred had the acquisition contract transaction not occurred, and (4) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial position and results of operations.

All other standards and updates of those standards issued during the year ended December 31, 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

(3)	Fair Value Measurements

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the years ended December 31, 2010 and 2009.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Fixed maturities, available for sale
U.S. Treasuries	$736	—	—	736
Agencies not backed by the full faith and credit of the U.S. government	—	14,458	—	14,458
State and political subdivisions	—	44,559	—	44,559
Commercial mortgage-backed securities	—	1,662	—	1,662
Residential mortgage-backed securities	—	22,915	—	22,915
Corporate securities	—	78,441	—	78,441

Total available for sale	$736	162,035	—	162,771

Equity securities
High yield bond fund	$10,874	—	—	10,874

Total equities	$10,874	—	—	10,874

Total assets	$11,610	162,035	—	173,645

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	Level 1	Level 2	Level 3	Total

December 31, 2009:
Fixed maturities, available for sale
U.S. Treasuries	$4,612	—	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	—	17,441	—	17,441
State and political subdivisions	—	39,334	—	39,334
Commercial mortgage-backed securities	—	3,775	—	3,775
Residential mortgage-backed securities	—	28,302	—	28,302
Corporate securities	—	73,691	—	73,691

Total available for sale	$4,612	162,543	—	167,155

The Company uses quoted values and other data provided by a nationally recognized independent pricing service in its process for determining fair values of its investments. The pricing service provides the Company one quote per instrument. Level 1 securities consist of U.S. Treasury fixed maturity securities and publicly traded mutual funds. Level 2 securities are comprised of available for sale fixed maturity securities whose fair value was determined using observable market inputs. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include obligations of U.S. government agencies, obligations of states and political subdivisions, commercial and residential mortgage-backed securities, and corporate securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

U.S. government agencies (depending on the specific market or program):   broker quotes; U.S. treasury market and floating rate indices; overall credit quality, including assessments of market sectors and the level and variability of sources of payment; credit support including collateral; the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of economic sensitivity;

States and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base; prefunded and escrowed to maturity covenants;

Commercial mortgage-backed securities:  overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging; predictability of cash flows for the deal structure; prevailing economic market conditions;

Residential mortgage-backed securities:  estimates of prepayment speeds based upon historical prepayment rate trends; underlying collateral interest rates; original weighted average maturity; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and delinquency/default trends; and

Corporate securities:  overall credit quality; the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity; company financial policies; indenture restrictive covenants; and/or security and collateral.

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

The fair value estimates of the Company’s investments provided by the independent pricing service at December 31, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of December 31, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at December 31, 2010.

The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their December 31, 2010 and December 31, 2009 carrying values.

(4)	Investments

The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at December 31, 2010 and December 31, 2009, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2010:
U.S. Treasuries	$721	32	17	736
Agencies not backed by the full faith and credit of the U.S. government	14,111	347	—	14,458
State and political subdivisions	43,224	1,564	229	44,559
Commercial mortgage-backed securities	1,589	73	—	1,662
Residential mortgage-backed securities	22,223	758	66	22,915
Corporate securities	76,325	2,325	209	78,441

Total fixed maturities	$158,193	5,099	521	162,771

Total equity securities	$10,885	—	11	10,874

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2009:
U.S. Treasuries	$4,499	113	—	4,612
Agencies not backed by the full faith and credit of the U.S. government	16,933	538	30	17,441
State and political subdivisions	37,415	1,994	75	39,334
Commercial mortgage-backed securities	3,806	34	65	3,775
Residential mortgage-backed securities	27,607	844	149	28,302
Corporate securities	71,470	2,463	242	73,691

Total fixed maturities	$161,730	5,986	561	167,155

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2010 by contractual maturity, are shown below:

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$10,144	10,283
Due after one year through five years	88,455	91,582
Due after five years through ten years	25,521	26,098
Due after ten years	10,261	10,231

	134,381	138,194
Commercial mortgage-backed securities	1,589	1,662
Residential mortgage-backed securities	22,223	22,915

Total fixed maturities	$158,193	162,771

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2010 and December 31, 2009, investments with a fair value of $4,348 and $4,358, respectively, were on deposit with regulatory authorities, as required by law.

Major categories of net investment income are as follows:

	2010	2009

Interest on fixed maturities	$6,134	6,187
Dividends on equity securities	155	—
Interest on cash and cash equivalents	7	19

Total investment income	6,296	6,206
Investment expense	(596)	(558)

Investment income, net of investment expense	$5,700	5,648

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Realized gross gains from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2010	2009

Fixed maturity securities:
Available for sale:
Gross gains	$2,913	555
Gross losses	(201)	(178)
Other-than-temporary impairment losses	—	(197)

Realized investment gains, net	2,712	180
Change in value of interest rate swap	—	19

Realized investment gains after change in value of interest rate swap, net	$2,712	199

Change in difference between fair value and cost of investments:
Fixed maturity securities for continuing operations	$(847)	4,049
Equity securities for continuing operations	(11)	—

Total for continuing operations	(858)	4,049
Equity securities for discontinued operations	—	7

Total including discontinued operations	$(858)	4,056

Income tax expense on net realized investment gains was $922 and $61 for the years ended December 31, 2010 and 2009, respectively. Deferred income tax expense applicable to net unrealized investment gains, included in accumulated other comprehensive income, was $1,845 at both December 31, 2010 and December 31, 2009, respectively. See note 10 for additional information related to the allocation of tax between continuing operations and accumulated other comprehensive income.

The fair value and unrealized losses for securities temporarily impaired as of December 31, 2010 and December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2010:
U.S. Treasuries	284	17	—	—	284	17
State and political subdivisions	9,477	182	2,803	47	12,280	229
Residential mortgage-backed securities	3,094	64	361	2	3,455	66
Corporate securities	$9,658	200	928	9	10,586	209

Total fixed maturity securities	22,513	463	4,092	58	26,605	521
Equity securities	10,874	11	—	—	10,874	11

Total temporarily impaired securities	$33,387	474	4,092	58	37,479	532

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2009:
Agencies not backed by the full faith and credit of the U.S. government	$5,965	30	—	—	5,965	30
State and political subdivisions	5,021	65	555	10	5,576	75
Commercial mortgage-backed securities	—	—	1,938	65	1,938	65
Residential mortgage-backed securities	9,549	149	—	—	9,549	149
Corporate securities	21,283	179	3,471	63	24,754	242

Total temporarily impaired securities	$41,818	423	5,964	138	47,782	561

These fixed maturity and equity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $4,092 in fixed maturity securities, at fair value, that at December 31, 2010, had been below cost for 12 months or longer. The $58 of unrealized losses on such securities relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.

Per the Company’s current policy, a fixed maturity security is other-than-temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.

A portion of the Company’s investment portfolio is in a high-yield bond fund that invests primarily in U.S. debt securities. This is a publicly traded mutual fund in which the Company has an ownership stake in the overall assets of the fund, which is stated as a number of shares, and the Company is not a creditor in the underlying debt securities. Therefore, the mutual fund is classified as an equity security.

The Company believes, based on its analysis, that the fixed maturity and equity securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of operations in the future.

For the years ended December 31, 2010 and December 31, 2009, the Company incurred impairment charges of $0 and $197, respectively. The impairment in 2009 was related to one fixed maturity security and the carrying value of the security was written down to fair value in the second quarter of 2009. Subsequently, the security was sold in July 2009.

The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of December 31, 2010, fixed maturity securities issued by banks accounted for 10.7% of the bond portfolio’s book value.

(5)	Comprehensive (Loss) Income

Comprehensive (loss) income for the years ended December 31, 2010 and 2009 consisted of the following (all amounts net of taxes):

	2010	2009

Net (loss) income	$(3,488)	2,567
Other comprehensive (loss) income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	1,854	2,796
Less:
Reclassification adjustment for realized gains included in net (loss) income	(2,712)	(119)

Net unrealized investment (losses) gains	(858)	2,677
Change in defined benefit pension plans	(70)	(94)
Recognition of prior service costs related to curtailment and settlement (see note 8)	463	1,095

Other comprehensive (loss) income	(465)	3,678

Comprehensive (loss) income	$(3,953)	6,245

Accumulated other comprehensive income at December 31, 2010 and December 31, 2009 consisted of the following amounts (all amounts net of taxes):

	December 31,	December 31,
	2010	2009

Unrealized investment gains for continuing operations	$2,722	3,580
Defined benefit pension plans — net actuarial loss	(668)	(1,061)

Accumulated other comprehensive income	$2,054	2,519

See note 10 for additional information related to the allocation of tax between continuing operations and accumulated other comprehensive income.

(6)	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Balance, January 1	$10,053	10,601
Policy acquisition costs deferred	19,852	20,835
Amortization charged to operations	(20,170)	(21,383)

Balance, December 31	$9,735	10,053

(7)	Property and Equipment

Property and equipment consisted of land and buildings with a cost of $5,784 and $5,746 and equipment, capitalized software costs, and other items with a cost of $9,317 and $9,177 at December 31, 2010 and 2009,

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

respectively. Accumulated depreciation related to such assets was $11,778 and $11,154 at December 31, 2010 and 2009, respectively.

Rental expense under leases for continuing operations amounted to $100 and $100 for 2010 and 2009, respectively.

At December 31, 2010, the minimum aggregate rental and lease commitments for continuing operations are as follows:

2011	74
2012	45
2013	29

Total	$148

(8)	Employee Benefit Plans

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

On August 1, 2009, upon approval by the board of directors, the Company’s administrator amended the defined benefit pension plan, whereby all participants’ accrued benefits under the plan were frozen as of October 31, 2009. The Company recognized a curtailment benefit of $1,659 for the year ended December 31, 2009, which has been reflected in accumulated other comprehensive income in equity. Due to a decline in interest rates, this benefit was partially offset by an actuarial loss of $717.

On May 12, 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The SERP benefit obligation was re-measured on that date and the Company recorded a net curtailment loss of $68 and a settlement gain of $747 which were classified as underwriting and administrative expenses in the consolidated statements of operations. The net curtailment loss of $68 was a result of the recognition of $472 of prior unrecognized service costs which was net of a $404 reduction of the projected benefit obligation to the accumulated benefit obligation. The settlement gain of $747 was the result of a further reduction of the accumulated benefit obligation to zero for the four former participants. On the re-measurement date, the weighted average discount rate was 5.41% compared to 5.67% at December 31, 2009. The accumulated benefit obligation for the one remaining participant in pay status at December 31, 2010 is $627.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(a)	Obligations and Funded Status at December 31

	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$9,059	9,773
Service and administrative costs	102	465
Interest cost	475	571
Benefit payments	(309)	(732)
Administrative expense payments	(65)	(76)
Actuarial loss	517	717
Curtailment	(404)	(1,659)
Settlement	(747)	—

Benefit obligation at end of year	8,628	9,059

Change in plan assets:
Fair value of plan assets at beginning of year	5,268	4,941
Employer contributions	952	371
Benefit payments	(309)	(732)
Administrative expenses	(65)	(76)
Actual return on plan assets	806	764

Fair value of plan assets at end of year	6,652	5,268

Funded status (net liability recognized)	$(1,976)	(3,791)

Amounts recognized in accumulated other comprehensive income:

	2010	2009

Unrecognized prior service cost	$—	(487)
Unrecognized net loss	(1,216)	(1,122)

Accumulated other comprehensive loss	$(1,216)	(1,609)

See note 10 for additional information related to the allocation of tax between continuing operations and accumulated other comprehensive income.

The accumulated benefit obligation for the qualified defined benefit pension plan was $8,001 and $7,380 at December 31, 2010 and 2009, respectively.

(b)	Components of Net Periodic Benefit Cost

	2010	2009

Service and administrative costs	$102	465
Interest cost	475	571
Expected return on plan assets	(414)	(358)
Amortization of prior service costs	15	41
Amortization of net loss	30	128

Net periodic pension expense	$208	847

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(c)	Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2010 and 2009 are as follows:

	Pension Plan		SERP
	2010	2009	2010	2009

Discount rate	5.31%	5.84%	5.01%	5.67%
Rate of compensation increase	—	—	—	5.00

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010 and 2009 are as follows:

	Pension Plan		SERP
	2010	2009	2010	2009

Discount rate	5.84%	6.16%	5.67%	6.56%
Expected long-term return on plan assets	7.50	7.50	N/A	N/A
Rate of compensation increase	—	4.00	5.00	5.00

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

Pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. The Company maintains an investment policy for the pension plan, which is reviewed at least annually. The overall investment strategy is to maintain appropriate liquidity to meet the cash requirements of the short-term plan obligations and to maximize the plan’s return while adhering to the policy’s objectives and risk guidelines, as well as the regulations set forth by various government entities. The policy sets forth asset allocation guidelines that emphasize U.S. investments with strong credit quality and restricts traditionally risky investments.

The current target allocation for plan assets is 60% for equity securities and 40% for fixed income securities. Equity securities include investments in domestic large and small cap index funds, as well as an international developed markets index fund. The target asset allocation within equities is 70% domestic large cap, 15% domestic small cap, and 15% international developed markets. Fixed income securities are in an investment grade long term bond index fund. Investment asset allocation is measured and monitored on an ongoing basis.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 7.5% long-term rate of return on assets assumption.

Fair Value Measurement — Pension Plan Assets

For a discussion of the methods employed by the Company to measure the fair value of invested assets, see note 3. The following discussion of fair value measurements apply exclusively to the Company’s pension plan assets.

The estimated fair value of the Company’s equity and debt mutual index funds is disclosed in Level 1 as the estimates are based on unadjusted market prices.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The estimated fair value of money market mutual funds, which approximates cost, is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s pension plan are measured on a recurring basis at December 31, 2010.

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Equity mutual funds:
Vanguard Developed Markets Index Fund(a)	$658	—	—	658
Vanguard Small Cap Index Fund(b)	687	—	—	687
Vanguard 500 Index Fund(c)	3,042	—	—	3,042
Debt mutual funds:
Vanguard Bond Index Fund(d)	2,227	—	—	2,227
Cash and cash equivalents	38	—	—	38

Total assets	$6,652	—	—	6,652

	Level 1	Level 2	Level 3	Total

December 31, 2009:
Equity mutual funds:
Vanguard Developed Markets Index Fund(a)	$472	—	—	472
Vanguard Small Cap Index Fund(b)	503	—	—	503
Vanguard 500 Index Fund(c)	2,314	—	—	2,314
Debt mutual funds:
Vanguard Bond Index Fund(d)	1,955	—	—	1,955
Cash and cash equivalents	24	—	—	24

Total assets	$5,268	—	—	5,268

(a)	This category seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in the major markets of Europe and the Pacific region. It follows a passively managed, full replication approach.

(b)	This category seeks to track the performance of the MSCI® US Small Cap 1750 Index and it is a small-cap equity, diversified across growth and value styles. It follows a passively managed, full replication approach.

(c)	This category seeks to track the performance of a benchmark index that measures the investment return of large-capitalization stocks. The fund employs a passive management investment approach designed to track the performance of the Standard & Poor’s 500 index. It invests all, or substantially all, of its assets in the stocks that make up the index, holding each stock in approximately the same proportion as its weighting in the index.

(d)	This category seeks to track the performance of the Barclays Capital U.S. Long Government/Credit Float Adjusted Bond Index with diversified exposure to the long-term, investment-grade U.S. bond market. It is passively managed using index sampling.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(e)	Cash Flows

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2011	$260
2012	598
2013	340
2014	286
2015	395
2016 — 2020	3,517

The Company’s minimum required contribution for the defined benefit pension plan in 2011 is $37.

The expected contribution in 2011 for the SERP plan will be a minimum of $47, representing the normal benefit payments to the lone participant in payment status.

Savings Plan

The Company has a defined contribution benefit plan sponsored by PMIC covering all employees who have attained age 21. Eligible employees may contribute up to 30% of their salary to the plan, subject to statutory limits. The Company matches 50% of employee contributions up to 3% of employee compensation. Amounts charged to operations were $201 and $175 for 2010 and 2009, respectively.

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

The Company issued 539,999 shares of its common stock to the ESOP on October 16, 2009. The ESOP was funded entirely by an employer loan in the amount of $5,400, which will be repaid in ten equal installments. For the years ended December 31, 2010 and 2009, the Corporation made a cash contribution of $667 and $111, respectively, to the ESOP. The ESOP used these contributions to make the annual payment to the Corporation related to the outstanding balance of the loan. These shares held by the ESOP will be allocated over the same 10-year period to eligible employees. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense for the periods ended December 31, 2010 and October 17, 2009 through December 31, 2009 are as follows:

		For the Period
	For the Year Ended	October 17 through
	December 31, 2010	December 31, 2009

Suspense shares	530,999	539,999
Allocated shares	9,000	—
Shares committed to be released	54,000	9,000
Average price per share	$13.02	10.20
Stock compensation expense	$703	92

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2010, the estimated fair value of unearned ESOP shares was $6,311.

(9)	Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Standards Codification (ASC) 718-10, Compensation — Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under stock options and restricted stock. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the service period of the awards.

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $385 for the year ended December 31, 2010. The related tax benefit recognized was $110 for the same period. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $703 and $92 for the years ended December 31, 2010 and 2009, respectively. The related tax benefit recognized was $184 and $31 for the same periods.

The total unrecognized compensation cost related to all nonvested Plan awards at December 31, 2010 was $2,137, which is expected to be recognized in future periods over a weighted average period of 4.9 years.

No equity awards were exercised or forfeited during the year ended December 31, 2010. No additional awards were granted during the year ended December 31, 2010.

The summary of stock-based award activity is as follows:

Stock Options
		Weighted-	Restricted Stock Awards
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price

Outstanding at December 31, 2009	—	$—	—	$—
Granted	114,960	14.83	141,122	14.83
Exercised	—	—	—	—
Vested	—	—	—	—
Cancelled	—	—	—	—

Outstanding at December 31, 2010	114,960	$14.83	141,122	$14.83

(10)	Federal Income Tax

Components of the provision for income tax expense (benefit) from continuing operations for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current (benefit) expense:
Federal	$(903)	339
Deferred expense (benefit):
Federal	3,518	(685)

Total tax expense (benefit)	$2,615	(346)

The Company’s net payment (refunds) for income taxes in 2010 and 2009 were $969 and $(907), respectively.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the expected and actual federal income tax expense (benefit) from continuing operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Expected tax (benefit) expense at 34%	$(297)	1,041
State income tax benefit	(19)	(80)
Nontaxable investment income	(483)	(385)
Stock based compensation	77	—
Change in valuation allowance — federal taxes	3,468	(1,026)
Change in valuation allowance — state taxes	19	80
Deferred tax on items in other comprehensive income	(159)	—
Other items, net	9	24

Total tax expense (benefit)	$2,615	(346)

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts for income tax purposes. Components of the Company’s deferred tax assets and liabilities from continuing operations for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Discounting of unpaid losses	$3,229	3,391
Unearned premium reserve	2,618	2,669
Accrued retirement benefit	689	1,112
Federal net operating losses	765	—
State net operating losses	648	629
Guaranty fund liability	500	510
Capital loss carryforwards	384	1,191
Alternative minimum tax credit carryforwards	272	—
Compensation related accruals	220	471
Other items	312	233

Gross deferred tax assets	9,637	10,206
Valuation allowance	(4,116)	(629)

Net deferred tax assets after valuation allowance	5,521	9,577

Deferred tax liabilities:
Deferred policy acquisition costs	3,310	3,418
Unrealized investment gains, net	1,553	1,845
Accrued premium tax credits	206	206
Depreciation and amortization	202	279
Prepaid expenses	134	125
Other items	116	186

Gross deferred tax liabilities	5,521	6,059

Net deferred tax asset	$—	3,518

At December 31, 2010 and 2009, the Company had available $1,128 and $3,503, respectively, of federal capital loss carryforwards. The capital loss carryforwards have a five year carryforward and will completely expire in 2013. In addition, at December 31, 2010, the Company had available $2,252 of federal (net operating loss NOL) carryforwards. The federal NOL carryforwards have a twenty year carryforward and will completely expire in 2030.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010 and 2009, the Company had available $6,489 and $6,295, respectively, of state income tax NOL carryforwards. The Company concluded it is not more likely than not that state taxable income will be generated in the future to utilize the state NOL carryforwards. At December 31, 2010 and 2009, a valuation allowance of $648 and $629, respectively, was recorded against the deferred tax asset associated with the state income tax NOL carryforwards. The state NOL carryforwards have a twenty year carryforward and will expire from 2019 through 2030.

At December 31, 2010, the Company had available alternative minimum tax credit carryforwards of $272 that do not expire.

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

Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with its three year cumulative loss position. Accordingly, the Company recorded a full valuation allowance of $3,468 on its federal net deferred tax assets for the year ended December 31, 2010.

In any interim period, the Company may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to continuing operations and other comprehensive income based on the intraperiod tax allocation rules. The intraperiod tax allocation rules in FASB ASC 740, related to items charged directly to accumulated other comprehensive income, can result in disproportionate tax effects that remain in accumulated other comprehensive income until certain events occur. The following schedule shows the amounts and corresponding tax effects in accumulated other comprehensive income as of December 31, 2010 and 2009 and the related change for the year:

			Change for
	2010	2009	the Year

Net unrealized investment gains
Before tax gain	4,567	5,425	(858)
Tax expense	(1,845)	(1,845)	—

After tax gain	2,722	3,580	(858)

Defined benefit pension plans — net actuarial loss
Before tax loss	(1,216)	(1,609)	393
Tax benefit	548	548	—

After tax loss	(668)	(1,061)	393

Total Accumulated Other Comprehensive Income
Before tax income	3,351	3,816	(465)
Tax expense	(1,297)	(1,297)	—

After tax income	2,054	2,519	(465)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of December 31, 2010.

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

The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of December 31, 2010 and 2009, the Company has not ceded any losses under the aggregate stop loss contract. Effective January 1, 2010, the Company has not entered into a new stop loss contract.

The Company’s assumed reinsurance relates primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.

The effect of reinsurance, with respect to premiums and losses, for the years ended December 31, 2010 and 2009 is as follows:

(a)	Premiums

	2010		2009
	Written	Earned	Written	Earned

Direct	$86,524	86,638	88,356	90,332
Assumed	295	297	873	876
Ceded	(19,082)	(18,838)	(15,583)	(15,850)

Net	$67,737	68,097	73,646	75,358

(b)	Losses and Loss Adjustment Expenses

	2010	2009

Direct	$67,338	58,665
Assumed	423	462
Ceded	(14,075)	(6,373)

Net	$53,686	52,754

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(c)	Unearned Premiums

	2010	2009

Direct	$42,800	43,304
Assumed	7	9
Prepaid reinsurance (ceded)	(4,320)	(4,076)

Net	$38,487	39,237

(d)	Loss and Loss Adjustment Expense Reserves

	2010	2009

Direct	$101,876	97,889
Assumed	8,097	8,821

Gross	$109,973	106,710

(12)	Liability for Losses and Loss Adjustment Expenses

Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	2010	2009

Balance at January 1	$106,710	108,065
Less reinsurance recoverables	18,356	22,625

Net liability at January 1	88,354	85,440

Incurred related to:
Current year	55,772	51,199
Prior years	(2,086)	1,555

Total incurred	53,686	52,754

Paid related to:
Current year	24,755	21,296
Prior years	29,634	28,544

Total paid	54,389	49,840

Net liability at December 31	87,651	88,354
Add reinsurance recoverables	22,322	18,356

Balance at December 31	$109,973	106,710

The Company recognized favorable development in the provision for insured events of prior years of $2,086 in 2010 and unfavorable development of $1,555 in 2009. Increases or decreases of this nature occur as the result of claim settlements during the current year, and as additional information is received regarding individual claims, causing changes from the original estimates of the cost of these claims. Recent loss development trends are also taken into account in evaluating the overall adequacy of unpaid losses and loss adjustment expenses.

The favorable prior year reserve development for 2010 of $2,086 includes reversals in additional reserves carried above the actuarial central estimate and was due to lower level of incurred loss emergence relative to expectations in the workers’ compensation, commercial auto, and liability lines of business in the Company’s agribusiness segment. Within the agribusiness segment, the commercial auto line of business was also impacted positively by favorable prior year claims settlements. This favorable development was partly offset by unfavorable

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

development in the fire and allied lines of business due to updated information on previously reported large property claims. In the commercial business segment, the Company experienced net favorable prior year reserve development of $26. Favorable loss emergence, relative to expectations, in the commercial multi-peril line and favorable claims settlements in the fire and allied lines were offset by unfavorable development in the commercial auto liability line and other liability lines.

The net unfavorable development for 2009 of $1,555 is due to the $4,292 stop loss reversal on ceded losses that impacted all lines of business. Excluding the impact of the stop loss reversal, the net favorable development of $2,737 was primarily attributable to: favorable loss development of approximately $1,659 in the fire and allied, resulting from favorable settlements on prior years’ claims; favorable loss development of approximately $1,812 in the commercial multi-peril lines attributable to lower level emergence of incurred losses, relative to expectations, for the 2007 and 2008 accident years; and unfavorable development of approximately $1,501 in the Company’s workers’ compensation line due to a higher level of incurred loss emergence relative to expectations for the 2008 and 2007 accident years.

(13)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

Total retirement and severance expense of $118 and $363 was unpaid as of December 31, 2010 and 2009, respectively.

(14)	Guaranty Fund and Other Insurance-Related Assessments

The Company records its estimated future payment related to guaranty fund assessments and its estimated ultimate exposure related to other insurance-related assessments. Estimates are based on historical assessment and payment patterns, the Company’s historical premium volume, and known industry developments that affect these assessments, such as insurance company insolvencies and industry loss and pricing trends. The Company’s net accrued liability for guaranty fund and other insurance related assessments is $1,348 and $1,397 at December 31, 2010 and 2009, respectively. The accrual is expected to be paid as assessments are made over the next several years.

(15)	Segment Information

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Segment information for years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Revenues:
Premiums earned:
Agribusiness	$45,226	45,289
Commercial business	22,405	28,961
Other	466	1,108

Total premiums earned	68,097	75,358
Investment income, net of investment expense	5,700	5,648
Realized investment gains, net	2,712	199
Other income	325	223

Total revenues	$76,834	81,428

Components of net (loss) income:
Underwriting (loss) income:
Agribusiness	$(592)	1,985
Commercial business	(7,922)	(4,509)
Other	(362)	175

Total underwriting losses	(8,876)	(2,349)
Investment income, net of investment expense	5,700	5,648
Realized investment gains, net	2,712	199
Other income	325	223
Corporate expense	(539)	(429)
Interest expense	(31)	(22)
Other expense, net	(164)	(209)

(Loss) income from continuing operations, before income taxes	(873)	3,061
Income tax expense (benefit)	2,615	(346)

(Loss) income from continuing operations	(3,488)	3,407

Discontinued operations:
Income from discontinued operations, before income taxes	—	39
Income tax expense	—	879

Loss from discontinued operations	—	(840)

Net (loss) income	$(3,488)	2,567

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net premiums earned by major lines of business for our core insurance products in the years ended December 31, 2010 and 2009:

	2010	2009

Net premiums earned:
Agribusiness
Property	$16,273	16,546
Commercial auto	11,569	11,632
Liability	9,192	9,196
Workers’ compensation	7,464	7,238
Other	728	677

Agribusiness subtotal	45,226	45,289
Commercial lines
Property & liability	13,542	17,731
Workers’ compensation	4,469	6,235
Commercial auto	4,172	4,746
Other	222	249

Commercial lines subtotal	22,405	28,961
Other	466	1,108

Total net premiums earned	$68,097	75,358

(16)	Reconciliation of Statutory Filings to Amounts Reported Herein

A reconciliation of the Company’s statutory net income and surplus to net (loss) income and equity, under GAAP, is as follows:

	2010	2009

Net (loss) income:
Statutory net income	$378	3,422
Deferred policy acquisition costs	(318)	(548)
Deferred federal income taxes	(3,518)	685
Other, including noninsurance amounts	(30)	(152)
Discontinued operations	—	(840)

GAAP net (loss) income	$(3,488)	2,567

Surplus:
Statutory capital and surplus	$68,191	72,491
Equity of noninsurance entities	11,179	15,065
Deferred policy acquisition costs	9,735	10,053
Deferred federal income taxes	—	(3,760)
Nonadmitted assets	659	2,150
Unrealized gains on fixed maturities, net of tax	3,022	3,581
Other items, net	242	468

GAAP shareholders’ equity	$93,028	100,048

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The above statutory basis net income and capital and surplus amounts relate to the Company’s insurance subsidiaries, PMIC and AMIC.

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, are subject to risk-based capital requirements, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. As of December 31, 2010, the Company’s insurance subsidiaries were in compliance with its risk-based capital requirements. Applying the current regulatory restrictions as of December 31, 2010, approximately $6,819 would be available for distribution to the Company during 2011 without prior approval.

(17)	Discontinued Operations

In July 2008, the Company completed the sale of PSTS. As of December 31, 2009, results of operations from PSTS consisted of $50 in income before tax expense of $17.

In February 2009, the Company completed the sale of EIG, resulting in a pretax loss on sale of $6. As of December 31, 2009, results of operations from EIG consisted of a loss of $11 before income tax expense of $862.

(18)	Shareholders’ Equity

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

(b) In April 2009, the board of directors approved the authorization of 1,000,000 shares of no par preferred stock of the Corporation upon conversion. The authorized but unissued preferred shares may be issued in one or more series and the share of each series shall have such rights as fixed by the board of directors.

(c) The activity of the Corporation’s common stock was as follows:

	2010	2009
	(Number of shares)

Common stock issued
Balance, beginning December 31, 2009 and October 16, 2009	5,444,022	—
Issuance of shares	—	5,444,022

Balance, end of year	5,444,022	5,444,022

Treasury stock
Balance, beginning December 31, 2009 and October 16, 2009	217,761	—
Repurchase of shares	287,131	217,761
Issuance of shares — stock incentive plan	(141,122)	—

Balance, end of year	363,770	217,761

(d) As of December 31, 2010, 271,562 shares remain to be purchased under the share repurchase plans approved by the Board of Directors. The authorization has no expiration date.

(19)	Earnings Per Share

Basic earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Potentially dilutive securities representing approximately 33,543 and 0 shares of common stock for the periods ended December 31, 2010 and December 31, 2009, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been antidilutive.

As described in note 1, the Offering resulted in the issuance of common shares of the Company on October 16, 2009. The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2010 and 2009:

		For the Period
	For the Year Ended	October 17 through
	December 31,	December 31,
	2010	2009

Numerator:
Net (loss) income	$(3,488)	929

Denominator:
Weighted average shares outstanding	4,565,503	4,820,280
Effect of dilutive securities	—	—

Weighted average shares diluted	4,565,503	4,820,280

Basic (loss) income per share	$(0.76)	0.19

Diluted (loss) income per share	$(0.76)	0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b)	Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information contained under the captions “Proposal No. 1 — Election of Directors,” “Executive Officers,” “Board of Directors and Governance Information — Penn Millers’ Commitment to Shareowner — Sensitive Governance — Conduct Codes,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Governance Information — Committees of the Board and Meetings — Audit Committee,” and “Report of the Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information contained under the captions “Executive Compensation” and “Director Compensation” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information contained under the captions “Principal Shareholders” and “Beneficial Ownership by Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information contained under the captions “Board of Directors and Governance Information — Director Independence” and “Board of Directors and Governance Information — Governance Committee — Transactions with Related Persons, Promoters and Certain Control Persons” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm” of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The consolidated financial statements filed as part of this Report are listed in the Index to the Consolidated Financial Statements under Part II Item 8 — “Financial Statements and Supplementary Data.”

(a)(2) The financial statement schedules or other required schedules are omitted because they are not required, or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index. Exhibits marked with an asterisk are filed herewith.

EXHIBIT INDEX

2.1	Penn Millers Mutual Holding Company Plan of Conversion from Mutual to Stock Form is incorporated by reference herein to Exhibit No. 2.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).
3.1	Articles of Incorporation of Penn Millers Holding Corporation are incorporated by reference herein to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).
3.2	Bylaws of Penn Millers Holding Corporation are incorporated by reference herein to Exhibit No. 3.2 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

4.1	Form of certificate evidencing shares of common stock of Penn Millers Holding Corporation is incorporated by reference herein to Exhibit No. 4.1 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).
10.1	Executive Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Douglas A. Gaudet, as amended and restated, dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.2 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.2	Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Michael O. Banks dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.3 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.3	Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Kevin D. Higgins dated August 14, 2009 is incorporated by reference herein to Exhibit No. 10.4 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.4	Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Harold W. Roberts dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.5 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.5	Employment Agreement between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Jonathan C. Couch dated August 14, 2009, is incorporated by reference herein to Exhibit No. 10.8 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.6	Employment Agreement, between Penn Millers Mutual Holding Company, Penn Millers Holding Corporation, Penn Millers Insurance Company and Keith A. Fry dated February 9, 2010 is incorporated by reference herein to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010, (Commission File No. 001-34496).
10.7	Whole Account Accident Year Aggregate Excess of Loss Reinsurance Contract effective January 1, 2008 through January 1, 2009 is incorporated by reference herein to Exhibit No. 10.10 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).
10.8	Property Catastrophe Excess of Loss Reinsurance Contract Effective January 1, 2011*
10.9	Casualty Excess of Loss Reinsurance Contract Effective January 1, 2011*
10.10	Umbrella Quota Share Reinsurance Contract Effective January 1, 2011*
10.11	Property Excess of Loss Reinsurance Contract Effective January 1, 2011*
10.12	Penn Millers Holding Corporation Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2006 is incorporated by reference herein to Exhibit No. 10.16 to the Company’s Form S-1 Registration Statement, (Commission File No. 333-156936).
10.13	Amendment of the Penn Millers Holding Corporation Supplemental Executive Retirement Plan, effective October 31, 2009 is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2010, (Commission File No. 001-34496).
10.14	Penn Millers Holding Corporation Nonqualified Deferred Compensation and Company Incentive Plan, effective June 1, 2006 is incorporated by reference herein to Exhibit No. 10.17 to the Company’s Form S-1 Registration Statement, (Commission File No. 333-156936).
10.15	2009 Success Sharing Program for Employees of Penn Millers is incorporated by reference herein to Exhibit No. 10.18 to the Company’s Pre-Effective Amendment No. 2 to Form S-1 Registration Statement, (Commission File No. 333-156936).
10.16	Penn Millers Holding Corporation Employee Stock Ownership Plan is incorporated by reference herein to Exhibit No. 10.19 to the Company’s Pre-Effective Amendment No. 4 to Form S-1, (Commission File No. 333-156936).
10.17	Penn Millers Stock Incentive Plan, effective as of May 12, 2010 is incorporated by reference herein to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).

10.18	Penn Millers Holding Corporation Open Market Share Purchase Incentive Plan is incorporated by reference herein to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
10.19	Form of Penn Millers Stock Incentive Plan Restricted Stock Agreement is incorporated by reference herein to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
10.20	Form of Penn Millers Stock Incentive Plan Restricted Stock Unit Agreement is incorporated by reference herein to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
10.21	Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Incentive Stock Option is incorporated by reference herein to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
10.22	Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Nonqualified Stock Option for Non-Management Directors is incorporated by reference herein to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
10.23	Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Employees is incorporated by reference herein to Exhibit No. 10.7 to the Company’s Current Report on Form 8-K filed May 14, 2010, (Commission File No. 001-34496).
21.1	Subsidiaries of Penn Millers Holding Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Powers of Attorney (contained on signature page).*
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION

March 28, 2011	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet, President and
Chief Executive Officer

March 28, 2011	By:	/s/ Michael O. Banks
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

Signature	Capacity	Date

/s/ Douglas A. Gaudet Douglas A. Gaudet	Director President and Chief Executive Officer (Principal Executive Officer)	March 28, 2011

/s/ F. Kenneth Ackerman, Jr. F. Kenneth Ackerman, Jr.	Director and Chairman	March 28, 2011

/s/ Heather M. Acker Heather M. Acker	Director	March 28, 2011

/s/ E. Lee Beard E. Lee Beard	Director	March 28, 2011

Dorrance R. Belin, Esq.	Director	March 28, 2011

/s/ John L. Churnetski John L. Churnetski	Director	March 28, 2011

/s/ John M. Coleman John M. Coleman	Director	March 28, 2011

/s/ Kim E. Michelstein Kim E. Michelstein	Director	March 28, 2011

/s/ Robert A. Nearing, Jr. Robert A. Nearing, Jr.	Director	March 28, 2011

/s/ Donald A. Pizer Donald A. Pizer	Director	March 28, 2011

James M. Revie	Director	March 28, 2011