Form 10-Q
period 2011-03-31
PENN MILLERS HOLDING CORP
filed 2011-05-12
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2011, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended March 31, 2011

Part I — Financial Information

Item 1.	Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $158,905 in 2011 and $158,193 in 2010)	$162,328	162,771
Equity Securities:
Available for sale, at fair value (cost $11,080 in 2011 and $10,885 in 2010)	11,270	10,874
Cash and cash equivalents	8,660	6,510
Premiums and fees receivable	26,993	28,394
Reinsurance receivables and recoverables	19,545	24,912
Deferred policy acquisition costs	9,683	9,735
Prepaid reinsurance premiums	4,155	4,320
Accrued investment income	1,538	1,621
Property and equipment, net of accumulated depreciation	3,273	3,323
Income taxes receivable	939	1,253
Other	1,405	1,008

Total assets	$249,789	254,721

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expense reserves	$105,785	109,973
Unearned premiums	41,688	42,807
Accounts payable and accrued expenses	7,977	8,913

Total liabilities	155,450	161,693

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2011, 5,444,022 and 2010, 5,444,022; outstanding 2011, 4,475,631 shares and 2010, 4,462,131 shares	54	54
Additional paid-in capital	51,271	51,068
Accumulated other comprehensive income	1,121	2,054
Retained earnings	52,899	50,993
Unearned ESOP, 463,499 and 476,999 shares	(4,635)	(4,770)
Treasury stock, at cost, 504,892 and 504,892 shares	(6,371)	(6,371)

Total shareholders’ equity	94,339	93,028

Total liabilities and shareholders’ equity	$249,789	254,721

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended March 31, 2011 and 2010
(Dollars in thousands, except share data)

	2011	2010
Revenues:
Premiums earned	$16,914	17,056
Investment income, net of investment expense	1,441	1,572
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	788	372

Total realized investment gains, net	788	372

Other income	86	92

Total revenues	19,229	19,092

Losses and expenses:
Losses and loss adjustment expenses	10,273	13,372
Amortization of deferred policy acquisition costs	4,775	4,877
Underwriting and administrative expenses	1,900	1,119
Interest expense	15	—
Other expense, net	46	33

Total losses and expenses	17,009	19,401

Income (loss) before income taxes	2,220	(309)
Income tax expense (benefit)	314	(67)

Net income (loss)	$1,906	(242)

Earnings per share (see note 14):
Basic net income (loss) per common share	$0.43	(0.05)

Diluted net income (loss) per common share	$0.42	(0.05)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Three months ended March 31, 2011 and 2010
(Dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	(Loss) Income	Earnings	ESOP	Stock	Total
Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048
Net loss					(242)			(242)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $365				709				709
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $126				(246)				(246)

Net unrealized investment gain								463
Defined benefit pension plans, net of related income tax benefit of $11				21				21

Comprehensive income								242

ESOP shares released			13			135		148

Balance at March 31, 2010	5,444,022	$54	50,533	3,003	54,239	(5,175)	(2,216)	100,438

Balance at December 31, 2010	5,444,022	$54	51,068	2,054	50,993	(4,770)	(6,371)	93,028
Net income					1,906			1,906
Other comprehensive income, net of taxes:
Unrealized investment holding losses arising during period, net of related income tax expense of $0				(166)				(166)
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $0				(788)				(788)

Net unrealized investment loss								(954)
Defined benefit pension plans, net of related income tax expense of $0				21				21

Comprehensive income								973

Stock-based compensation			146					146
ESOP shares released			57			135		192

Balance at March 31, 2011	5,444,022	$54	51,271	1,121	52,899	(4,635)	(6,371)	94,339

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended March 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,906	(242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	5,814	1,363
Change in losses and loss adjustment expense reserves	(4,188)	3,264
Change in accounts payable and accrued expenses	(915)	(2,286)
Change in current income taxes	314	(639)
Change in deferred acquisition costs	52	(139)
Change in accrual and amortization of investment income	346	436
Amortization and depreciation	160	156
ESOP share allocation	192	148
Amortization of stock-based compensation	146	—
Realized investment gains, net	(788)	(372)
Other, net	(393)	(273)

Net cash provided by operating activities	2,646	1,416

Cash flows from investing activities:
Available-for-sale investments:
Purchases of fixed maturity securities	(18,291)	(9,176)
Purchases of equity securities	(195)	(8,033)
Sales of fixed maturity securities	16,603	11,009
Maturities of fixed maturity securities	1,500	2,400
Purchases of property and equipment, net	(113)	(30)

Net cash used in investing activities	(496)	(3,830)

Net increase (decrease) in cash	2,150	(2,414)
Cash and cash equivalents at beginning of period	6,510	20,220

Cash and cash equivalents of operations at end of period	$8,660	17,806

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All material intercompany balances and accounts have been eliminated in consolidation. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K.
(2)	Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These reported amounts include the financial statement recognition of loss reserves, contingent liabilities, tax valuation allowances, valuation of deferred policy acquisition costs, valuation of defined benefit pension obligations and valuation of investments, including other-than-temporary impairment of investments, and the disclosure of contingent assets and liabilities. Management’s estimates and assumptions also affect the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from these estimates.
(3)	Concentration of Risk
The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 40 states, in-force premiums for two states, New Jersey and Pennsylvania, accounted for approximately 19% of the Company’s in-force premiums written as of March 31, 2011. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.
(4)	Recent Accounting Standards
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
All other standards and updates of those standards issued during the three months ended March 31, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2011 and the three months ended March 31, 2010.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011:
Fixed maturities, available for sale
U.S. treasuries	$728	—	—	$728
Agencies not backed by the full faith and credit of the U.S. government	—	15,286	—	15,286
State and political subdivisions	—	43,839	—	43,839
Commercial mortgage-backed securities	—	494	—	494
Residential mortgage-backed securities	—	22,213	—	22,213
Corporate securities	—	79,768	—	79,768

Total available for sale	$728	161,600	—	$162,328

Equity securities
High-yield bond mutual fund	$11,270	—	—	$11,270

Total equities	$11,270	—	—	$11,270

Total assets	$11,998	161,600	—	$173,598

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2010:
Fixed maturities, available for sale
U.S. Treasuries	$736	—	—	$736
Agencies not backed by the full faith and credit of the U.S. government	—	14,458	—	14,458
State and political subdivisions	—	44,559	—	44,559
Commercial mortgage-backed securities	—	1,662	—	1,662
Residential mortgage-backed securities	—	22,915	—	22,915
Corporate securities	—	78,441	—	78,441

Total available for sale	$736	162,035	—	$162,771

Equity securities
High-yield bond mutual fund	$10,874	—	—	$10,874

Total equities	$10,874	—	—	$10,874

Total assets	$11,610	162,035	—	$173,645

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
All unadjusted fair value estimates for fixed maturity securities are priced by the pricing services as described above and are included in the amounts disclosed in Level 2. There have been no changes to these valuation techniques.
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
The fair value estimates of the Company’s investments provided by the independent pricing service at March 31, 2011 and December 31, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of March 31, 2011 and December 31, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at March 31, 2011 and December 31, 2010.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their March 31, 2011 and December 31, 2010 carrying values.
(6)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at March 31, 2011 and December 31, 2010, are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

March 31, 2011:
U.S. Treasuries	$720	28	20	$728
Agencies not backed by the full faith and credit of the U.S. government	15,035	252	1	15,286
State and political subdivisions	42,739	1,329	229	43,839
Commercial mortgage-backed securities	487	7	—	494
Residential mortgage-backed securities	21,816	499	102	22,213
Corporate securities	78,108	1,935	275	79,768

Total fixed maturities	$158,905	4,050	627	$162,328

Total equity securities	$11,080	190	—	$11,270

December 31, 2010:
U.S. Treasuries	$721	32	17	$736
Agencies not backed by the full faith and credit of the U.S. government	14,111	347	—	14,458
State and political subdivisions	43,224	1,564	229	44,559
Commercial mortgage-backed securities	1,589	73	—	1,662
Residential mortgage-backed securities	22,223	758	66	22,915
Corporate securities	76,325	2,325	209	78,441

Total fixed maturities	$158,193	5,099	521	$162,771

Total equity securities	$10,885	—	11	$10,874

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value

Due in one year or less	$13,442	$13,644
Due after one year through five years	90,980	93,663
Due after five years through ten years	23,019	23,202
Due after ten years	9,161	9,112

	136,602	139,621

Commercial mortgage-backed securities	487	494
Residential mortgage-backed securities	21,816	22,213

Total fixed maturities	$158,905	$162,328

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At March 31, 2011 and December 31, 2010, investments with a fair value of $4,318 and $4,348, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended
	March 31,
	2011	2010
Interest on fixed maturities	$1,389	$1,659
Dividends on equity securities	195	33
Interest on cash and cash equivalents	1	3

Total investment income	1,585	1,695
Investment expense	(144)	(123)

Investment income, net of investment expense	$1,441	$1,572

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended
	March 31,
	2011	2010
Fixed maturity securities:
Available for sale:
Gross gains	$788	$382
Gross losses	—	(10)

Realized investment gains, net	788	372

Change in difference between fair value and cost of investments:
Fixed maturity securities	$(1,155)	$459
Equity securities	201	243

Total (decrease) increase	$(954)	$702

Income tax expense on net realized investment gains was $112 and $126 for the three months ended March 31, 2011 and 2010. Deferred income tax expense applicable to net unrealized investment gains included in accumulated other comprehensive income was $1,845 and $1,845 at March 31, 2011 and December 31, 2010, respectively. See note 10 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of March 31, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2011:
U.S. Treasuries	$281	20	—	—	$281	20
Agencies not backed by the full faith and credit of the U.S. government	1,545	1	—	—	1,545	1
State and political subdivisions	9,164	165	3,929	64	13,093	229
Residential mortgage-backed securities	6,049	97	329	5	6,378	102
Corporate securities	18,956	261	830	14	19,786	275

Total temporarily impaired securities	$35,995	544	5,088	83	$41,083	627

2010:
U.S. Treasuries	$284	17	—	—	$284	17
State and political subdivisions	9,477	182	2,803	47	12,280	229
Residential mortgage-backed securities	3,094	64	361	2	3,455	66
Corporate securities	9,658	200	928	9	10,586	209

Total fixed maturity securities	22,513	463	4,092	58	26,605	521
Equity securities	10,874	11	—	—	10,874	11

Total temporarily impaired securities	$33,387	474	4,092	58	$37,479	532

These fixed maturity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $5,088 in fixed maturity securities, at fair value, that at March 31, 2011, had been below cost for 12 months or longer. The $83 of unrealized losses on such securities relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
A portion of the Company’s investment portfolio is in a high-yield bond mutual fund that invests primarily in U.S. debt securities. This is a publicly traded mutual fund in which the Company has an ownership stake in the overall assets of the fund, which is stated as a number of shares, and the Company is not a creditor in the underlying debt securities. Therefore, the mutual fund is classified as an equity security.
The Company believes, based on its analysis, that the fixed maturity and equity securities are not other-than-temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the consolidated statements of operations in the future.
For the three months ended March 31, 2011 and 2010, no impairment charges had been incurred by the Company.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of March 31, 2011, fixed maturity securities issued by banks accounted for 12.7% of the bond portfolio’s book value.
(7)	Comprehensive Income
Comprehensive income for the three months ended March 31, 2011 and 2010 consisted of the following (all amounts net of taxes):

	For the three months ended
	March 31,
	2011	2010

Net income (loss)	$1,906	$(242)

Other comprehensive (loss) income:
Unrealized gains on securities:
Unrealized investment holding (losses) gains arising during period	(166)	709
Less:
Reclassification adjustment for realized gains included in net income (loss)	(788)	(246)

Net unrealized investment (loss) gains	(954)	463
Defined benefit plans	21	21

Other comprehensive (loss) income	(933)	484

Comprehensive income	$973	$242

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 consisted of the following amounts (all amounts net of taxes):

	March 31,	December 31,
	2011	2010

Unrealized investment gains	$1,768	$2,722
Defined benefit pension plans — net actuarial loss	(647)	(668)

Accumulated other comprehensive income	$1,121	$2,054

See note 10 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.
(8)	Employee Benefit Plans
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
In May 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The accumulated benefit obligation for the one remaining participant in pay status at March 31, 2011 is $607.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The net periodic pension cost for the plans consists of the following components:

	For the three months ended
	March 31,
	2011	2010
Components of net periodic pension cost:

Service and administrative cost	$17	$48
Interest cost	123	123
Expected return on plan assets	(127)	(98)
Amortization of prior service costs	—	10
Amortization of net loss	21	21

Net periodic pension cost	$34	$104

The Company expects to contribute $37 to the pension plan in 2011.
(9)	Stock-Based Compensation
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
The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $146 and $0 for the three months ended March 31, 2011 and 2010, respectively. The related tax benefit recognized was $42 and $0 for the same periods. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $192 and $148 for the three months ended March 31, 2011 and 2010, respectively. The related tax benefit recognized was $46 and for both periods.
The total unrecognized compensation cost related to all nonvested Plan awards at March 31, 2011 was $1,978, which is expected to be recognized in future periods over a weighted average period of 4.6 years.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The summary of stock-based award activity is as follows:

	Stock Options		Restricted Stock Awards
		Weighted-
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price
Outstanding at December 31, 2010	114,960	$14.83	141,122	$14.83

Granted	—	—	—	—
Exercised	—	—	—	—
Vested	—	—	—	—
Canceled	(2,976)	14.83	—	—

Outstanding at March 31, 2011	111,984	$14.83	141,122	$14.83

(10)	Federal Income Tax
Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company’s assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available for tax reporting purposes, and other relevant factors. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established.
Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with its three year cumulative loss position. Accordingly, the Company recorded a full valuation allowance of $3,521 on its federal net deferred tax assets at March 31, 2011, a change of $53 from the balance of $3,468 at December 31, 2010.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
In any interim period, the Company may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to operations and other comprehensive income based on the intraperiod tax allocation rules. The intraperiod tax allocation rules in FASB ASC 740, related to items charged directly to accumulated other comprehensive income, can result in disproportionate tax effects that remain in accumulated other comprehensive income until certain events occur. The following schedule shows the amounts and corresponding tax effects in accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 and the related change for the period:

	March 31,	December 31,	Change for
	2011	2010	the Period
Net unrealized investment gains
Before tax gain	$3,613	$4,567	$(954)
Tax expense	(1,845)	(1,845)	—

After tax gain	$1,768	$2,722	$(954)

Defined benefit pension plans - net actuarial loss
Before tax loss	$(1,195)	$(1,216)	$21
Tax benefit	548	548	—

After tax loss	$(647)	$(668)	$21

Total Accumulated Other Comprehensive Income
Before tax income	$2,418	$3,351	$(933)
Tax expense	(1,297)	(1,297)	—

After tax income	$1,121	$2,054	$(933)

The Company recorded year to date income tax expense of $314 based on its estimated annual effective tax rate for 2011 of 14.2%. The income tax expense is the result of Alternative Minimum Tax.
As of March 31, 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of March 31, 2011.
Income tax payments, net of refunds, were $0 and $573 in the first quarter of 2011 and 2010, respectively.
(11)	Reinsurance
Reinsurance is ceded by the Company on a pro rata and excess of loss basis. The Company’s retention on any one risk in 2010 was $800 per occurrence. Effective January 1, 2011, the Company increased its retention on the per-risk reinsurance treaty to $1,000.
For 2010 and 2011, the Company purchased catastrophe excess-of-loss reinsurance with a retention of $3,000 per event and a limit of $42,000 of coverage. The Company has a 5% co-participation in any losses incurred above the $3,000 retention.
For umbrella coverages, the Company retains a 25% pro rata share of any losses on the first $1,000 of coverage. Losses in excess of $1,000 up to $10,000 are ceded 100% to reinsurers.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of March 31, 2011, the Company has not ceded any losses under the aggregate stop loss contract.
The Company has assumed reinsurance related primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.
The effect of reinsurance, with respect to premiums and losses, for the three months ended March 31, 2011 and 2010 is as follows:
(a)	Premiums

	For the three months ended March 31,
	2011		2010
	Written	Earned	Written	Earned

Direct	$20,057	21,157	$20,849	21,526
Assumed	92	93	88	88
Ceded	(4,171)	(4,336)	(4,563)	(4,558)

Net	$15,978	16,914	$16,374	17,056

(b)	Losses and Loss Adjustment Expenses

	For the three months ended
	March 31,
	2011	2010

Direct	$9,669	$15,953
Assumed	89	(216)
Ceded	515	(2,365)

Net	$10,273	$13,372

(c)	Unearned Premiums

	March 31,	December 31,
	2011	2010

Direct	$41,683	$42,800
Assumed	5	7
Prepaid reinsurance (ceded)	(4,155)	(4,320)

Net	$37,533	$38,487

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(d)	Loss and Loss Adjustment Expense Reserves

	March 31,	December 31,
	2011	2010

Direct	$97,936	$101,876
Assumed	7,849	8,097

Gross	$105,785	$109,973

(12)	Segment Information
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
The other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that the Company must participate in as a cost of doing business in the states in which the Company operates. The discontinued lines of insurance business include personal lines, which the Company began exiting in 2001, and assumed reinsurance contracts for which the Company participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months ended March 31, 2011 and 2010 is as follows:

	For the three months ended
	March 31,
	2011	2010
Revenues:
Premiums earned:
Agribusiness	$11,593	$11,042
Commercial business	5,190	5,881
Other	131	133

Total premiums earned	16,914	17,056

Investment income, net of investment expense	1,441	1,572
Realized investment gains, net	788	372
Other income	86	92

Total revenues	$19,229	$19,092

Components of net income (loss):
Underwriting income (loss):
Agribusiness	$2,098	$(482)
Commercial business	(1,950)	(1,948)
Other	(59)	268

Total underwriting income (loss)	89	(2,162)

Investment income, net of investment expense	1,441	1,572
Realized investment gains, net	788	372
Other income	86	92
Corporate expense	(123)	(150)
Interest expense	(15)	—
Other expense, net	(46)	(33)

Income (loss) before income taxes	2,220	(309)

Income tax expense (benefit)	314	(67)

Net income (loss)	$1,906	$(242)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The following table sets forth the net premiums earned by major lines of business for the Company’s core insurance products in the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010
Net premiums earned:

Agribusiness
Property	$4,226	$3,883
Commercial auto	2,920	2,814
Liability	2,257	2,291
Workers’ compensation	2,011	1,880
Other	179	174

Agribusiness subtotal	11,593	11,042

Commercial lines
Property & liability	3,077	3,522
Workers’ compensation	1,067	1,243
Commercial auto	993	1,061
Other	53	55

Commercial lines subtotal	5,190	5,881

Other	131	133

Total net premiums earned	$16,914	$17,056

(13)	Shareholders’ Equity
As of March 31, 2011, 271,562 shares remain to be purchased under the share repurchase plans approved by the Board of Directors. The authorization has no expiration date.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(14)	Earnings Per Share
Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table sets forth the computation of basic and diluted earnings per common share for the three month period ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$1,906	$(242)

Denominator:
Weighted average shares outstanding	4,468,881	4,702,012
Effect of dilutive securities	20,508	—

Weighted average shares diluted	4,489,389	4,702,012

Basic income (loss) per share	$0.43	$(0.05)

Diluted income (loss) per share	$0.42	$(0.05)

Potentially dilutive securities representing approximately 40,198 and 0 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted income (loss) per common share for these periods because their effect would have been antidilutive.

Item 2.
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading Item 1A — “Risk Factors” included in this Form 10-Q that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
Factors that could affect our actual results include, among others, the fact that our loss reserves are based on estimates and may be inadequate to cover our actual losses; the uncertain effects of emerging claim and coverage issues on our business, including the effects of climate change and commodity prices; the geographic concentration of our business; an inability to obtain or collect on our reinsurance protection; a downgrade in the A.M. Best rating of our insurance subsidiaries; the impact of extensive regulation of the insurance industry and legislative and regulatory changes; a failure to realize our investment objectives; the effects of intense competition; the loss of one or more principal employees; the inability to acquire additional capital on favorable terms; a failure of independent insurance brokers to adequately market our products; and the effects of acts of terrorism or war.
The references herein to “the Company,” “we,” “us,” “our” and “Penn Millers” refer to Penn Millers Holding Corporation and its direct and indirect subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included thereto in our 2010 annual report on Form 10-K.
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
Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc. (A.M. Best), which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on June 22, 2010.
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
Our commercial business insurance segment product consists of a business owner’s policy called Solutions that combines the following: property and liability coverage for small businesses; workers’ compensation; commercial automobile; and umbrella liability coverage. The types of businesses we target under our Solutions offering include retail, service, wholesalers, and printers. These lines within our Solutions product are sold through approximately 260 independent agents in Pennsylvania, New Jersey, Connecticut, Massachusetts, Tennessee, Virginia, New York, and Maryland.
We also carry an insurance product called PennEdge which allows us to write customized coverages on mid-size commercial accounts. PennEdge is specifically tailored to unique business and industry segments, including wholesalers, manufacturers, printers and commercial laundries. In 2010, we added hunting and fishing lodges, clubs, guides and outfitters, and metal recyclers to our target classes of insureds. We choose our targeted segments based on the experience of our underwriting staff, the market opportunities available to our existing producers and where we believe there are opportunities to reach producers that have not traditionally carried our products. Currently, the PennEdge product is available in 24 states and is marketed through both our agribusiness and commercial business producers. For segment reporting purposes, and consistent with how we manage our business, the results of PennEdge are included in our commercial business segment.
Our third business segment, which we refer to as our “other” segment, includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a condition of doing business in the states in which we operate.
Financial Highlights of Results for the Three Months Ended March 31, 2011
•	Book value per share of $21.08 at March 31, 2011 compared to $20.85 at December 31, 2010.

•	Shareholders’ equity increased $1,311 in the first quarter of 2011 primarily from net income of $1,906 for the period, offset by net unrealized losses on investments of $954 (after-tax).

•	We continually try to identify opportunities for process efficiencies and expense reductions throughout the organization. In February 2011, we reduced staff by nearly 10% and identified other expense reductions that, all together, we expect will total approximately $1 million annually.

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
We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with U.S. GAAP, we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations.
The major components of operating revenues and net income can be seen in footnote 12 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
Insurance Operations Outlook
The property and casualty insurance industry is in the midst of a soft market that is characterized by low premium growth, declining prices and excess capacity. Also, we and our peers are operating in a sluggish economy with lower exposures, and some property and casualty insurance premium has evaporated with business closings in the economic downturn. There has been some industry consolidation, especially in agribusiness, and insurers continue to consider the right mix of markets and product lines to achieve the best pricing while maintaining underwriting discipline. In addition to premium pricing, our investment yields are also facing downward pressure. Investment income is lower through the first three months of 2011; and as our fixed maturity investments mature, it is difficult to reinvest the proceeds in investments that provide a comparable return without excessive risk.
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
Our business strategy is intended to capitalize on our core competencies in agribusiness and utilize our strengths to continue to expand our PennEdge distribution in our commercial business segment. We have taken certain actions in order to position the Company to take advantage of growth opportunities that we believe will become available when the economic outlook improves, such as:
•	Identifying niche segments where competition is limited and we can add value through personal service to our producers and insureds;

•	Expanding our reach into geographies that complement our existing network;

•	Growing our network of producers that we believe will refer significant, profitable business to us; and

•	Differentiating our coverage offerings by entering into strategic alliances in both our agribusiness and commercial business segments to offer equipment breakdown, employment practices liability, miscellaneous professional liability, and pollution coverages.

Revenues
Total revenues for the first three months of 2011 were $19,229, a 0.7% increase over the same period in 2010. The increase is attributable to a higher level of realized investment gains in 2011, which was mostly offset by lower net premiums earned and lower investment income.
The components of premiums written and earned, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Direct premiums written
Agribusiness	$15,066	$14,566
Commercial business	4,953	6,238
Other	38	45

Direct premiums written — total	20,057	20,849
Assumed premiums written	92	88

Gross premiums written	$20,149	$20,937

Ceded premiums written
Agribusiness	$3,212	$3,356
Commercial business	959	1,207

Ceded premiums written — total	$4,171	$4,563

Net premiums written
Agribusiness	$11,854	$11,210
Commercial business	3,994	5,031
Other	130	133

Net premiums written — total	$15,978	$16,374

Net premiums earned
Agribusiness	$11,593	$11,042
Commercial business	5,190	5,881
Other	131	133

Net premiums earned — total	$16,914	$17,056

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
Direct premiums written in our agribusiness segment increased from $14,566 for the three months ended March 31, 2010 to $15,066 for the three months ended March 31, 2011, a 3.4% increase. The increase is due to a higher level of new business as we expand our penetration in the Midwest and West. The growth in the first quarter was partly tempered by the loss of a few larger accounts at renewal. These larger accounts are typically subject to more intense competition from new carriers and brokers. Despite these challenges, we continue to hold the line on rates while we believe that our competition often reduces rates below what we feel are adequate levels compared to the risks underwritten. We believe that our strong financial position, our stable and consistent presence in the agribusiness market, and our reputation for strong customer service will serve us better in the long run as these attributes differentiate us from competitors who we believe compete purely on price.

Our direct premiums written in our commercial business segment were $4,953 for the three months ended March 31, 2011 and $6,238 for the three months ended March 31, 2010. The factors that contributed to the net decline of $1,285, or 20.6%, are further described below:
•	We continue to withdraw from certain unprofitable classes of business. This decision has resulted in significantly lower premium volume in our commercial business segment, but we believe that our development of PennEdge and our cost containment efforts in Solutions will improve our underwriting profit. Our goal is to have a smaller but more profitable Solutions book of business.

•	We have begun aggressive financial underwriting on our commercial business accounts. We have begun non-renewing accounts with the poorest commercial credit and financial stress scores, and we have begun seeking significant price increases on those accounts with below average scores. We believe there is a direct correlation between these scores and the likelihood that an account will experience losses.
As of March 31, 2011 our PennEdge offering has been approved in 24 states. While we believe it has been well received by our agents and policyholders, the PennEdge product was launched in a competitive market. We believe the greatest opportunities for growth will come when the market hardens and, therefore, we will not seek aggressive growth at substandard pricing. For the three months ended March 31, 2011 and 2010, the direct premiums written of our PennEdge product were $849 and $614, respectively.
Ceded premiums written were lower in the three months ended March 31, 2011, compared to the same periods of 2010, mostly due to the decreases in direct premium volume. Reinsurance costs have also decreased as a result of the increased retention on our per risk excess of loss reinsurance treaty, which has been partly offset by higher reinsurance rates.
For the three months ended March 31, 2011, we had $16,914 of net premiums earned, compared to $17,056 of net premiums earned for the three months ended March 31, 2010. The $142, or 0.8%, decrease is mostly due to a reduction in net premiums earned in our commercial business segment of $691 as we continue to see the effects of our efforts to improve our underwriting results in this segment. Net premiums earned in our agribusiness segment were $11,593 for the first quarter of 2011, compared to $11,042 for the first quarter of 2010, a $551, or 5.0% increase.
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended
	March 31,
	2011	2010
Average cash and invested assets	$181,207	$188,489
Net investment income	1,441	1,572

Return on average cash and invested assets (1)	3.2%	3.4%

(1)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income decreased $131 for the three months ended March 31, 2011 as compared to the same period ended March 31, 2010. The decrease in the three month period is attributable to lower average asset balances and the impact of declining interest rates. These factors have been partly offset by higher dividend income on mutual fund investments.
Underwriting Results by Segment
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

Underwriting income (loss) measures the pre-tax profitability of our insurance segments. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our consolidated statements of operations but not subtotaled. This section provides more insight into the variances in the primary drivers of our profitability, especially losses and loss adjustment expenses and total underwriting expenses, which include amortization of deferred policy acquisition costs and underwriting and administrative expenses.
The underwriting income (loss) and key profitability ratios for each segment for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011
	Agri-	Commercial
	business	Business	Other	Consolidated

Underwriting income (loss)	$2,098	(1,950)	(59)	$89

Loss and LAE ratios:
Losses	58.5%	90.3%	64.1%	68.3%
Catastrophe losses	0.2%	11.0%	—%	3.5%
Other weather losses	2.1%	6.9%	—%	3.6%
Prior year development	(12.1)%	(20.9)%	9.2%	(14.7)%

Total loss and LAE ratio	48.7%	87.3%	73.3%	60.7%
Underwriting expense ratio	33.2%	50.3%	71.8%	39.5%

Combined ratio (1)	81.9%	137.6%	145.1%	100.2%

	Three Months Ended March 31, 2010
	Agri-	Commercial
	business	Business	Other	Consolidated

Underwriting (loss) income	$(482)	(1,948)	268	$(2,162)

Loss and LAE ratios:
Losses	59.0%	74.5%	120.3%	64.9%
Catastrophe losses	1.4%	14.4%	—%	5.8%
Other weather losses	6.3%	11.4%	—%	8.0%
Prior year development	8.9%	(11.5)%	(272.2)%	(0.3)%

Total loss and LAE ratio	75.6%	88.8%	(151.9)%	78.4%
Underwriting expense ratio	28.8%	44.3%	50.4%	35.2%

Combined ratio (1)	104.4%	133.1%	(101.5)%	113.6%

(1)	Corporate expenses are not included in underwriting income (loss). The consolidated combined ratio includes $123 and $150 of corporate expenses for the three months ended March 31, 2011 and 2010, respectively.
Losses and Loss Adjustment Expenses
Our consolidated loss and loss adjustment expense (LAE) ratio was 60.7% for the three months ended March 31, 2011, compared to 78.4% for the three months ended March 31, 2010. The changes in losses and LAE for the three month periods are further described below:
•	Catastrophe and other weather related losses were $1,136 lower in the three months ended March 31, 2011 compared to the same period of 2010. The weather losses in the first quarter of 2010 were attributable to claims arising from significant winter storms in the Northeast and Mid-Atlantic states that adversely impacted results in our commercial business segment. The first quarter of 2011 also experienced a fairly high level of winter storm activity, but the impact on our financial results was less severe.

•	We experienced net favorable prior year reserve development in the three months ended March 31, 2011 of $2,486, compared to net favorable development of $51 in the three months ended March 31, 2010. The favorable development in 2011 was primarily driven by lower loss emergence, relative to expectations on the commercial multi-peril line of business in our commercial business segment, as we experienced favorable settlements of previously reported claims. We also experienced favorable development in the fire and allied lines of business for our agribusiness segment as a result of favorable settlements on previously reported claims and favorable development in the liability lines as a result of lower levels of claims emergence. The higher level of favorable prior year development in our agribusiness and commercial business segments was partially offset by a higher level of unfavorable development on business assumed in the workers’ compensation line within our other segment.

•	The lower level of incurred losses resulting from lower weather related losses and increased favorable prior year development were partly offset by poor current accident year results in our commercial business segment. The non-weather related current accident year loss ratio for this segment increased from 74.5% in 2010 to 90.3% in 2011 primarily due to two significant fire losses.

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
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $6,675 for the three months ended March 31, 2011 and $5,996 for the three months ended March 31, 2010. Amortization of deferred policy acquisition costs decreased $102, or 2.1%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease is attributable to the decline in earned premiums. Underwriting and administrative expenses increased $781 for the three months ended March 31, 2011, compared to the same period of 2010. The increase in these costs is primarily the result of accruals for profitability-based incentive payments, increased stock based compensation expense compared to the prior year, and one-time severance costs related to our February 2011 staff reductions.
The increase in underwriting expenses in 2011, combined with the reduction in earned premium, resulted in the underwriting expense ratio increasing from 35.2% for the three months ended March 31, 2010 to 39.5% for the three months ended March 31, 2011. This increase in the expense ratio was more than offset by the significant decrease in the loss and LAE ratio, resulting in our combined ratio decreasing from 113.6% for the three months ended March 31, 2010 to 100.2% for the three months ended March 31, 2011.
Income Tax Expense (Benefit)
For the three month period of 2011, the income tax expense for operations was $314, or an effective tax rate of 14.2%, compared to a tax benefit of $67, or an effective tax rate of $21.7%, for the same period in 2010. Our effective income tax rate is impacted by our pre-tax income (loss) and its relationship to the level of tax exempt interest income earned on our municipal bond portfolio. The tax expense for 2011 reflects our expectation to have taxable income for the year, despite the fact that we have a net operating loss carry forward from 2010.
Financial Position
At March 31, 2011 we had total assets of $249,789 compared to total assets of $254,721 at December 31, 2010. The decrease in our total assets is primarily due to lower premiums receivable, due to a lower volume of earned premiums, and lower reinsurance receivables and recoverables due to the timing of loss payments and reinsurance recoveries. Increased cash and invested assets resulting from operating cash flow helped offset these decreases.
At March 31, 2011 we had total liabilities of $155,450 compared to $161,693 at December 31, 2010. The change in our total liabilities is primarily due to a decrease in losses and LAE reserves of $4,188, due to declining premium and improved loss experience. The decline is also due to a decrease in unearned premiums due to the underwriting actions taken in our commercial business segment and decreases in accounts payable and accrued expenses due to the timing of expenditures.
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

The following table summarizes the distribution of our investment portfolio as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at March 31, 2011 and at December 31, 2010:

	March 31, 2011		December 31, 2010
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$15,286	$8.8%	$14,458	$8.3%
U.S. treasury securities	728	0.4%	736	0.4%
AAA	38,732	22.3%	48,482	27.9%
AA	47,577	27.4%	41,254	23.8%
A	46,041	26.5%	45,354	26.1%
BBB	13,964	8.1%	12,487	7.2%

Sub-total	162,328	93.5%	162,771	93.7%
B(3)	11,270	6.5%	10,874	6.3%

Total	$173,598	$100.0%	$173,645	$100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total invested assets portfolio.

(3)	Represents the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities with an average S&P credit rating of “B”.
The maturity profile of our fixed maturity securities at March 31, 2011 can be seen in footnote 6 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Fixed maturity securities are carried at fair value in our financial statements. Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.
At March 31, 2011, the average effective duration of our mortgage-backed securities was 4.2 years. The average effective duration of our total fixed maturity investment portfolio was 3.2 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $22,213 and $22,915 of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at March 31, 2011 and December 31, 2010, respectively. The RMBS had an average credit rating of AAA and AA+ for each respective period and we held no non-agency guaranteed RMBS during the three months ended March 31, 2011 and during the year ended December 31, 2010.
Approximately 12% of our investments in fixed maturity securities at both March 31, 2011 and December 31, 2010 were guaranteed by third party monoline insurers. As of March 31, 2011 and as of December 31, 2010, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $19,415 and $20,062, respectively, and an average credit rating of AA for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.

Cash flows from operations for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Cash flows provided by operating activities	$2,646	$1,416
Cash flows used in investing activities	(496)	(3,830)

Net increase (decrease) in cash and cash equivalents	$2,150	$(2,414)

Cash flows from operating activities increased by $1,230 for the three month period ended March 31, 2011 compared to the period ended March 31, 2010. The change is primarily due to lower reinsurance payments and lower payments for profitability based incentives earned in the prior year.
Investing activities used $496 and $3,830 of net cash for the three months ended March 31, 2011 and 2010, respectively. In the first three months of 2011, net purchases of available-for-sale securities were $383. For the first three months of 2010, net purchases of available for sale securities were $3,800.
As of March 31, 2011, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $14,180. In addition, at March 31, 2011, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.
Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period without prior approval from the Pennsylvania Insurance Department. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2011 and March 31, 2011, the amount available for payment of dividends from Penn Millers Insurance Company in 2011 without the prior approval of the Pennsylvania Insurance Department is $6,819 based upon the insurance company’s 2010 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
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

Critical Accounting Estimates
General
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting estimates are more comprehensively described in our 2010 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” We believe that our most significant accounting estimates to be those applied to losses and loss adjustment expense reserves and related reinsurance recoverables; investment valuation and impairments; the provision for income taxes; and deferred policy acquisition costs.
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
Our actuary determines a range of reasonable reserve estimates which reflects the uncertainty inherent in the loss reserving process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the losses and LAE estimates, however actual results could differ significantly from these estimates. The range is determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized.
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of March 31, 2011 and at December 31, 2010 we had no ceded reinsurance loss recoverable under this stop loss contract.

Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	March 31,	December 31,
	2011	2010
Case reserves	$48,569	$53,330
IBNR reserves	36,968	34,321

Net unpaid losses and LAE	85,537	87,651
Reinsurance recoverables on unpaid losses and LAE	20,248	22,322

Reserves for unpaid losses and LAE	$105,785	$109,973

At March 31, 2011, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$78,085	$85,537	$88,976
At December 31, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$80,201	$87,651	$91.372
Investments
Our fixed maturity and equity securities (the securities classified as equity securities on our consolidated balance sheets is comprised of an investment in a high-yield bond mutual fund) are classified as available-for- sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.
The fair value and unrealized losses for our securities that were temporarily impaired as of March 31, 2011 can be seen in footnote 6 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates, which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.
At March 31, 2011 and December 31, 2010, we had gross unrealized losses on fixed maturity and equity securities of $627 and $532, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing fixed maturity portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however, by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.

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
In accordance with the guidance set forth by ASC 820, the Company’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Details on level categorizations, related inputs and pricing can be seen in footnote 5 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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
The significant level of second quarter 2010 catastrophic losses resulted in a pre-tax loss from operations for that year. Although our current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with our three year cumulative loss position. Therefore, we carry a full valuation allowance against our net deferred tax assets. In future periods, we may be able to reduce some or all of the valuation allowance upon our determination that we will be able to realize such deferred tax assets. In that event, we would be able to reduce our future tax liability and recognize an income tax benefit within the statement of operations to the extent of those assets.
As of March 31, 2011 and December 31, 2010, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2007 through 2010 were open for examination as of March 31, 2011.

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
With the increase in the loss ratio in our commercial business segment, the excess of unearned premiums and anticipated investment income over the expected expenses in our DAC recoverability projection has narrowed. If the actual loss ratio in our commercial business segment were to continue to increase in future periods significantly enough to cause the expected loss ratio to increase by less than roughly one percentage point, we would consider a portion of our DAC to be unrecoverable. Furthermore, if we did not consider investment income in the expected recoverability calculation, approximately $426 of the $2,764 of deferred acquisition costs in our commercial business segment at March 31, 2011 would be unrecoverable.
Recent Accounting Standards
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
All other standards and updates of those standards issued during the three months ended March 31, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

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

The average effective duration of the fixed maturity securities in our investment portfolio at March 31, 2011, was 3.2 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
Approximately 6% of our investment portfolio at March 31, 2011 is in a high-yield bond mutual fund that invests primarily in corporate fixed maturity securities. This is a publicly traded mutual fund in which we have an ownership stake in the overall assets of the fund (that is stated as a number of shares), and we are not a creditor in the underlying debt securities. Because this is an investment in shares of a mutual fund, we have classified this investment as an equity security on our consolidated balance sheets. This fund is also subject to interest rate risk and has an option-adjusted duration of 4.78 years at March 31, 2011.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at March 31, 2011:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(11,869)	$161,728
100 basis point increase	(5,978)	167,619
No change	—	173,598
100 basis point decrease	5,862	179,459
200 basis point decrease	11,627	185,224
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
The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our significant reinsurance partners that A.M. Best follows have at least an “A-” A.M. Best rating. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” In certain instances, we may partner with a reinsurer who is not rated by A.M. Best. However, in such instances the reinsurer must be well capitalized and have a strong credit rating from Standard and Poor’s or Moody’s rating agencies. We will generally only make exceptions for property related reinsurance in which there is typically little or no delay in the reporting of losses by insureds and the settlement of the claims. We have experienced no significant difficulties collecting amounts due from reinsurers. For more information regarding the credit ratings of our reinsurers, see Item 1 “Business — Reinsurance” included in the Company’s 2010 Annual Report on Form 10-K.

Equity Risk
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the fourth quarter of 2010, we sold all of our equity securities (which represented approximately 6% of our investment portfolio) that had been invested in a passively-managed equity index fund, and invested the proceeds in a high-yield bond mutual fund. Even though this bond fund is classified as an equity security, it does not have the same exposure to equity price risk because the underlying assets are invested mostly in corporate bonds.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There have been no material developments during the quarter ended March 31, 2011 regarding our currently pending legal proceedings.

Item 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Form 10-K as filed on March 28, 2011, SEC File No. 001-34496.

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

PENN MILLERS HOLDING CORPORATION
Date: May 12, 2011	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer