Form 10-Q
period 2011-06-30
PENN MILLERS HOLDING CORP
filed 2011-08-12
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (800) 233-8347
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2011, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended June 30, 2011
INDEX

Page
Number
Part I — Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Statements of Operations (unaudited) — Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Shareholders’ Equity (unaudited) — Six Months Ended June 30, 2011 and 2010	6

Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2011 and 2010	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

Part II — Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 4. (Removed and Reserved)	46

Item 5. Other Information	46

Item 6. Exhibits	46

EXHIBIT INDEX

SIGNATURES	47

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $156,970 in 2011 and $158,193 in 2010)	$162,096	162,771
Equity Securities:
Available for sale, at fair value (cost $11,274 in 2011 and $10,885 in 2010)	11,382	10,874
Cash and cash equivalents	4,732	6,510
Premiums and fees receivable	24,339	28,394
Reinsurance receivables and recoverables	20,906	24,912
Deferred policy acquisition costs	8,821	9,735
Prepaid reinsurance premiums	3,737	4,320
Accrued investment income	1,581	1,621
Property and equipment, net of accumulated depreciation	3,145	3,323
Income taxes receivable	783	1,253
Other	3,001	1,008

Total assets	$244,523	254,721

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expense reserves	$106,630	109,973
Unearned premiums	38,254	42,807
Accounts payable and accrued expenses	7,917	8,913

Total liabilities	152,801	161,693

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2011, 5,444,022 and 2010, 5,444,022; outstanding 2011, 4,524,415 shares and 2010, 4,462,131 shares	54	54
Additional paid-in capital	51,169	51,068
Accumulated other comprehensive income	2,522	2,054
Retained earnings	48,487	50,993
Unearned ESOP, 449,999 and 476,999 shares	(4,500)	(4,770)
Treasury stock, at cost, 469,608 and 504,892 shares	(6,010)	(6,371)

Total shareholders’ equity	91,722	93,028

Total liabilities and shareholders’ equity	$244,523	254,721

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended June 30, 2011 and 2010
(Dollars in thousands, except share data)

	2011	2010
Revenues:
Premiums earned	$16,808	16,679
Investment income, net of investment expense	1,404	1,452
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	64	1,294

Total realized investment gains, net	64	1,294

Other income	70	88

Total revenues	18,346	19,513

Losses and expenses:
Losses and loss adjustment expenses	16,990	15,885
Amortization of deferred policy acquisition costs	4,965	5,159
Underwriting and administrative expenses	1,349	712
Interest expense	1	—
Other expense, net	8	37

Total losses and expenses	23,313	21,793

Loss before income taxes	(4,967)	(2,280)
Income tax benefit	(555)	(1,005)

Net loss	$(4,412)	(1,275)

Earnings per share (see note 14):
Basic net loss per common share	$(0.98)	(0.27)

Diluted net loss per common share	$(0.98)	(0.27)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Six months ended June 30, 2011 and 2010

(Dollars in thousands, except share data)

	2011	2010
Revenues:
Premiums earned	$33,722	33,735
Investment income, net of investment expense	2,845	3,024
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	852	1,666

Total realized investment gains, net	852	1,666

Other income	156	180

Total revenues	37,575	38,605

Losses and expenses:
Losses and loss adjustment expenses	27,263	29,257
Amortization of deferred policy acquisition costs	9,740	10,036
Underwriting and administrative expenses	3,249	1,831
Interest expense	16	—
Other expense, net	54	70

Total losses and expenses	40,322	41,194

Loss before income taxes	(2,747)	(2,589)
Income tax benefit	(241)	(1,072)

Net loss	$(2,506)	(1,517)

Earnings per share (see note 14):
Basic net loss per common share	$(0.56)	(0.32)

Diluted net loss per common share	$(0.56)	(0.32)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Six months ended June 30, 2011 and 2010

(Dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	Income	Earnings	ESOP	Stock	Total
Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048
Net loss					(1,517)			(1,517)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $539				1,046				1,046
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $566				(1,100)				(1,100)

Net unrealized investment loss								(54)
Defined benefit pension plans, net of related income tax expense of $19				37				37
Recognition of prior service costs related to curtailment and settlement, net of tax expense of $157 (see note 8)				306				306

Comprehensive loss								(1,228)

Stock-based compensation			81					81
ESOP shares released			70			270		340
Treasury stock purchased, 287,131 shares							(4,155)	(4,155)

Balance at June 30, 2010	5,444,022	$54	50,671	2,808	52,964	(5,040)	(6,371)	95,086

Balance at December 31, 2010	5,444,022	$54	51,068	2,054	50,993	(4,770)	(6,371)	93,028
Net loss					(2,506)			(2,506)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $516				1,002				1,002
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $290				(562)				(562)

Net unrealized investment gain								440
Defined benefit pension plans, net of related income tax expense of $14				28				28

Comprehensive loss								(2,038)

Stock-based compensation			321					321
ESOP shares released			141			270		411
Treasury stock reissued, 35,284 shares			(361)				361	—

Balance at June 30, 2011	5,444,022	$54	51,169	2,522	48,487	(4,500)	(6,010)	91,722

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Six months ended June 30, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,506)	(1,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	4,091	(4,046)
Change in losses and loss adjustment expense reserves	(3,343)	9,530
Change in accounts payable and accrued expenses	(954)	(1,980)
Change in current income taxes	470	(1,877)
Deferred income taxes	(241)	(186)
Change in deferred acquisition costs	914	549
Change in accrual and amortization of investment income	561	589
Amortization and depreciation	320	313
ESOP share allocation	411	340
Amortization of stock-based compensation	321	81
Realized investment gains, net	(852)	(1,666)
Other, net	(146)	(80)

Net cash (used in) provided by operating activities	(954)	50

Cash flows from investing activities:
Available-for-sale investments:
Purchases of fixed maturity securities	(23,197)	(39,221)
Purchases of equity securities	(389)	(11,084)
Sales of fixed maturity securities	21,407	29,602
Maturities of fixed maturity securities	1,500	12,900
Proceeds from disposition of corporate owned life insurance policies	—	2,682
Purchases of property and equipment, net	(145)	(63)

Net cash used in investing activities	(824)	(5,184)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,155)

Net cash used in financing activities	—	(4,155)

Net decrease in cash	(1,778)	(9,289)
Cash and cash equivalents at beginning of period	6,510	20,220

Cash and cash equivalents at end of period	$4,732	10,931

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All material intercompany balances and accounts have been eliminated in consolidation. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K.
(2)	Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These reported amounts include the financial statement recognition of loss reserves, contingent liabilities, tax valuation allowances, valuation of deferred policy acquisition costs, valuation of defined benefit pension obligations and valuation of investments, including other-than-temporary impairment of investments, and the disclosure of contingent assets and liabilities. Management’s estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
(3)	Concentration of Risk
The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 41 states, in-force premiums for two states, New Jersey and Pennsylvania, accounted for approximately 18% of the Company’s in-force premiums written as of June 30, 2011. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.
(4)	Recent Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The updated guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements of Topic 820. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services — Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employees’ compensation and fringe benefits related to certain activities for successful contract acquisitions, (3) other costs related directly to the insurer’s acquisition activities in (2) that would not have been incurred had the acquisition contract transaction not occurred, and (4) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial position and results of operations.
All other standards and updates of those standards issued during the three months ended June 30, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the six months ended June 30, 2011 and 2010.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
June 30, 2011:
Fixed maturities, available for sale
U.S. treasuries	$798	—	—	$798
Agencies not backed by the full faith and credit of the U.S. government	—	14,964	—	14,964
State and political subdivisions	—	43,572	—	43,572
Commercial mortgage-backed securities	—	287	—	287
Residential mortgage-backed securities	—	23,446	—	23,446
Corporate securities	—	79,029	—	79,029

Total available for sale	$798	161,298	—	$162,096

Equity securities
High-yield bond mutual fund	$11,382	—	—	$11,382

Total equities	$11,382	—	—	$11,382

Total assets	$12,180	161,298	—	$173,478

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
The fair value estimates of the Company’s investments provided by the independent pricing service at June 30, 2011 and December 31, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of June 30, 2011 and December 31, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at June 30, 2011 and December 31, 2010.
The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their June 30, 2011 and December 31, 2010 carrying values.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(6)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at June 30, 2011 and December 31, 2010, are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2011:
U.S. Treasuries	$770	39	11	$798
Agencies not backed by the full faith and credit of the U.S. government	14,621	343	—	14,964
State and political subdivisions	41,731	1,854	13	43,572
Commercial mortgage-backed securities	284	3	—	287
Residential mortgage-backed securities	22,775	717	46	23,446
Corporate securities	76,789	2,374	134	79,029

Total fixed maturities	$156,970	5,330	204	$162,096

Total equity securities	$11,274	108	—	$11,382

December 31, 2010:
U.S. Treasuries	$721	32	17	$736
Agencies not backed by the full faith and credit of the U.S. government	14,111	347	—	14,458
State and political subdivisions	43,224	1,564	229	44,559
Commercial mortgage-backed securities	1,589	73	—	1,662
Residential mortgage-backed securities	22,223	758	66	22,915
Corporate securities	76,325	2,325	209	78,441

Total fixed maturities	$158,193	5,099	521	$162,771

Total equity securities	$10,885	—	11	$10,874

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$14,239	$14,414
Due after one year through five years	91,127	94,462
Due after five years through ten years	19,404	20,082
Due after ten years	9,141	9,405

	133,911	138,363

Commercial mortgage-backed securities	284	287
Residential mortgage-backed securities	22,775	23,446

Total fixed maturities	$156,970	$162,096

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2011 and December 31, 2010, investments with a fair value of $4,408 and $4,348, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest on fixed maturities	$1,367	$1,574	$2,756	$3,233
Dividends on equity securities	194	51	389	84
Interest on cash and cash equivalents	2	1	3	4

Total investment income	1,563	1,626	3,148	3,321

Investment expense	(159)	(174)	(303)	(297)

Investment income, net of investment expense	$1,404	$1,452	$2,845	$3,024

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity securities:
Available for sale:
Gross gains	$64	$1,465	$852	$1,847
Gross losses	—	(171)	—	(181)

Realized investment gains, net	$64	$1,294	$852	$1,666

Change in difference between fair value and cost of investments:
Fixed maturity securities	$1,703	$581	$548	$1,040
Equity securities	(82)	(1,363)	119	(1,120)

Total increase (decrease)	$1,621	$(782)	$667	$(80)

Income tax expense on net realized investment gains was $22 and $440 for the three months ended June 30, 2011 and 2010, respectively, and $290 and $566 for the six months ended June 30, 2011 and 2010, respectively. Deferred income tax expense applicable to net unrealized investment gains included in accumulated other comprehensive income was $2,072 and $1,845 at June 30, 2011 and December 31, 2010, respectively. See note 10 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of June 30, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2011:
U.S. Treasuries	$290	11	—	—	$290	11
Agencies not backed by the full faith and credit of the State and political subdivisions	1,126	13	—	—	1,126	13
Residential mortgage-backed securities	3,956	46	—	—	3,956	46
Corporate securities	6,739	113	824	21	7,563	134

Total temporarily impaired securities	$12,111	183	824	21	$12,935	204

2010:
U.S. Treasuries	$284	17	—	—	$284	17
State and political subdivisions	9,477	182	2,803	47	12,280	229
Residential mortgage-backed securities	3,094	64	361	2	3,455	66
Corporate securities	9,658	200	928	9	10,586	209

Total fixed maturity securities	22,513	463	4,092	58	26,605	521
Equity securities	10,874	11	—	—	10,874	11

Total temporarily impaired securities	$33,387	474	4,092	58	$37,479	532

These fixed maturity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $824 in fixed maturity securities, at fair value, that at June 30, 2011, had been below cost for 12 months or longer. The $21 of unrealized losses on such securities relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.
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
For the six months ended June 30, 2011 and 2010, no impairment charges had been incurred by the Company.
The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of June 30, 2011, fixed maturity securities issued by banks accounted for 12.9% of the bond portfolio’s book value.
(7)	Comprehensive Income
Comprehensive loss for the three months and six months ended June 30, 2011 and 2010 consisted of the following (all amounts net of taxes):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(4,412)	$(1,275)	$(2,506)	$(1,517)

Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	1,458	337	1,292	1,046
Less:
Reclassification adjustment for realized gains included in net loss	(64)	(854)	(852)	(1,100)

Net unrealized investment gains (losses)	1,394	(517)	440	(54)
Defined benefit plans	7	16	28	37
Recognition of prior service costs related to curtailment and settlement (see note 9)	—	306	—	306

Other comprehensive income (loss)	1,401	(195)	468	289

Comprehensive loss	$(3,011)	$(1,470)	$(2,038)	$(1,228)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 consisted of the following amounts (all amounts net of taxes):

	June 30,	December 31,
	2011	2010

Unrealized investment gains	$3,162	$2,722
Defined benefit pension plans — net actuarial loss	(640)	(668)

Accumulated other comprehensive income	$2,522	$2,054

See note 10 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.
(8)	Employee Benefit Plans
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
In May 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The accumulated benefit obligation for the one remaining participant in pay status at June 30, 2011 is $618.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The net periodic pension cost for the plans consists of the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic pension cost:

Service cost	$17	$28	$34	$76
Interest cost	123	129	246	252
Expected return on plan assets	(126)	(97)	(253)	(195)
Amortization of prior service costs	—	4	—	14
Amortization of net loss	21	21	42	42

Net periodic pension cost	35	85	69	189
Curtailment loss	—	68	—	68
Settlement gain	—	(747)	—	(747)

Net periodic pension cost and additional amounts recognized	$35	$(594)	$69	$(490)

The Company’s minimum required contribution to the pension plan in 2011 is expected to be $37.
(9)	Stock-Based Compensation
The Company accounts for its stock options in accordance with ASC 718-10, Compensation — Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under stock options and restricted stock. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the service period of the awards.
On May 12, 2010, 141,122 shares of restricted stock were granted to executives of the Company. The restricted stock will be issued from treasury shares upon vesting. The restricted stock had a grant date fair value of $14.83 per share, which was the Company’s closing stock price on that date. The restricted stock vests 25% in the first year and 15% in each of the five years thereafter, based on the satisfaction of service conditions. As of June 30, 2011, 35,284 shares of restricted stock had vested. No additional grants have been awarded.
On May 12, 2010, 114,960 stock options were awarded to executives, non-management directors and select employees of the Company. The stock options, which vest over five years at 20% per year, have a contractual term of seven years, and vesting is based on the satisfaction of service conditions. The stock options were awarded at a grant date fair value of $5.22 per option as calculated using a Black-Scholes Merton valuation model. As of June 30, 2011, 23,599 stock options had vested.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
On May 11, 2011, 25,000 incentive stock options were awarded to executives and select employees of the Company. The incentive stock options, which vest over five years at 20% per year, have a contractual term of seven years, and vesting is based on the satisfaction of service conditions. An additional 14,000 in non-qualified stock options were awarded to non-management directors of the Company. The non-qualified stock options, which vest over three years at 33% per year, have a contractual term of seven years, and vesting is based on the satisfaction of service conditions. The incentive and non-qualified stock options were awarded at a grant date fair value of $5.21 and $4.86, respectively, per option as calculated using a Black-Scholes Merton valuation model with the following assumptions:

	Stock Options -	Stock Options -
	Incentive	Non-Qualified

Expected volatility -	30.00%	30.00%

Expected term (in years) -	5	4.5

Risk-free interest rate -	1.87%	1.64%

Expected dividend yield -	0.00%	0.00%
The expected volatility assumption was derived from share price data over the expected term of the options of ten companies the Company considers to be its peers based upon asset size, market capitalization, profitability level and other relevant factors. The expected term assumption was derived using the “simplified” approach for plain vanilla options as set forth in SEC Staff Accounting Bulletin (SAB) Topic 14 for companies with insufficient historical data. The risk-free interest rate assumption was based upon the implied yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the options’ expected term. The Company does not expect to pay dividends; therefore, the expected dividend yield is assumed to be zero. No post-vesting restrictions exist for these options.
The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $175 and $321 for the three months and six months ended June 30, 2011, respectively. The related tax benefit recognized was $48 and $90 for the same periods. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $81 for the three months and six months ended June 30, 2010. The related tax benefit recognized was $23 for the same periods.
The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $219 and $411 for the three months and six months ended June 30, 2011, respectively. The related tax benefit recognized was $46 and $92 for the same periods. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $192 and $340 for the three months and six months ended June 30, 2010, respectively. The related tax benefit recognized was $46 and $92 for the same periods.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The total unrecognized compensation cost related to all nonvested Plan awards at June 30, 2011 and 2010 was $1,802 and $2,523, respectively, which is expected to be recognized in future periods over a weighted average period of 4.4 years.
The summary of stock-based award activity is as follows:

	Stock Options		Restricted Stock Awards
		Weighted-
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price
Outstanding at December 31, 2010	114,960	$14.83	141,122	$14.83

Granted	39,000	17.50	—	—
Exercised	—	—	—	—
Vested	—	—	(35,284)	14.83
Canceled	(2,976)	14.83	—	—

Outstanding at June 30, 2011	150,984	$15.52	105,838	$14.83

Exercisable at June 30, 2011	23,599	$14.83

(10)	Federal Income Tax
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
Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with its three year cumulative loss position. As a result, the Company carried a full valuation allowance on its total deferred tax assets of $4,937 and $4,116 at June 30, 2011 and December 31, 2010, respectively. Of the total valuation allowance, $4,321 and $3,468 was related to federal net deferred tax assets at June 30, 2011 and December 31, 2010, respectively. The remainder for each period was related to state income tax net operating loss carryforwards.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
In any interim period, the Company may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to operations and other comprehensive income based on the intraperiod tax allocation rules. The intraperiod tax allocation rules in FASB ASC 740, related to items charged directly to accumulated other comprehensive income, can result in disproportionate tax effects that remain in accumulated other comprehensive income until certain events occur. The following schedule shows the amounts and corresponding tax effects in accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 and the related change for the period:

	June 30,	December 31,	Change for
	2011	2010	the Period
Net unrealized investment gains
Before tax gain	$5,234	$4,567	$667
Tax expense	(2,072)	(1,845)	(227)

After tax gain	$3,162	$2,722	$440

Defined benefit pension plans - net actuarial loss
Before tax loss	$(1,174)	$(1,216)	$42
Tax benefit	534	548	(14)

After tax loss	$(640)	$(668)	$28

Total Accumulated Other Comprehensive Income
Before tax income	$4,060	$3,351	$709
Tax expense	(1,538)	(1,297)	(241)

After tax income	$2,522	$2,054	$468

As of June 30, 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of June 30, 2011.
Income tax payments, net of refunds, were $823 in the first two quarters of 2010. No tax payments were made in 2011, however, a refund was received in the amount of $480.
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of June 30, 2011, the Company has not ceded any losses under the aggregate stop loss contract.
The Company has assumed reinsurance related primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.
The effect of reinsurance, with respect to premiums and losses, for the three months and six months ended June 30, 2011 and 2010 is as follows:
(a) Premiums

	For the three months ended June 30,
	2011		2010
	Written	Earned	Written	Earned

Direct	$17,875	$21,271	$19,118	$21,389
Assumed	86	55	(40)	(84)
Ceded	(4,100)	(4,518)	(4,406)	(4,626)

Net	$13,861	$16,808	$14,672	$16,679

	For the six months ended June 30,
	2011		2010
	Written	Earned	Written	Earned
Direct	$37,932	$42,428	$39,967	$42,915
Assumed	178	148	48	4
Ceded	(8,271)	(8,854)	(8,969)	(9,184)

Net	$29,839	$33,722	$31,046	$33,735

(b) Losses and Loss Adjustment Expenses

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Direct	$20,550	$23,786	$30,219	$39,739
Assumed	(85)	89	4	(127)
Ceded	(3,475)	(7,990)	(2,960)	(10,355)

Net	$16,990	$15,885	$27,263	$29,257

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(c) Unearned Premiums

	June 30,	December 31,
	2011	2010

Direct	$38,217	$42,800
Assumed	37	7
Prepaid reinsurance (ceded)	(3,737)	(4,320)

Net	$34,517	$38,487

(d) Loss and Loss Adjustment Expense Reserves

	June 30,	December 31,
	2011	2010

Direct	$99,287	$101,876
Assumed	7,343	8,097

Gross	$106,630	$109,973

(12)	Segment Information
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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months and six months ended June 30, 2011 and 2010 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Premiums earned:
Agribusiness	$11,999	$11,125	$23,592	$22,167
Commercial business	4,719	5,591	9,909	11,472
Other	90	(37)	221	96

Total premiums earned	16,808	16,679	33,722	33,735

Investment income, net of investment expense	1,404	1,452	2,845	3,024
Realized investment gains, net	64	1,294	852	1,666
Other income	70	88	156	180

Total revenues	$18,346	$19,513	$37,575	$38,605

Components of net loss:
Underwriting loss:
Agribusiness	$(5,767)	$(4,110)	$(3,669)	$(4,592)
Commercial business	(653)	(588)	(2,603)	(2,536)
Other	98	(218)	39	50

Total underwriting loss	(6,322)	(4,916)	(6,233)	(7,078)

Investment income, net of investment expense	1,404	1,452	2,845	3,024
Realized investment gains, net	64	1,294	852	1,666
Other income	70	88	156	180
Corporate expense	(174)	(161)	(297)	(311)
Interest expense	(1)	—	(16)	—
Other expense, net	(8)	(37)	(54)	(70)

Loss before income taxes	(4,967)	(2,280)	(2,747)	(2,589)

Income tax benefit	(555)	(1,005)	(241)	(1,072)

Net loss	$(4,412)	$(1,275)	$(2,506)	$(1,517)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The following table sets forth the net premiums earned by major lines of business for the Company’s core insurance products in the three months and six months ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net premiums earned:

Agribusiness
Property	$4,353	$4,014	$8,579	$7,897
Commercial auto	3,014	2,853	5,934	5,667
Liability	2,330	2,356	4,587	4,647
Workers’ compensation	2,117	1,722	4,128	3,602
Other	185	180	364	354

Agribusiness subtotal	11,999	11,125	23,592	22,167

Commercial lines
Property & liability	2,917	3,416	5,994	6,938
Workers’ compensation	808	1,066	1,875	2,309
Commercial auto	944	1,053	1,937	2,114
Other	50	56	103	111

Commercial lines subtotal	4,719	5,591	9,909	11,472

Other	90	(37)	221	96

Total net premiums earned	$16,808	$16,679	$33,722	$33,735

(13)	Shareholders’ Equity
As of June 30, 2011, 271,562 shares remain to be purchased under the share repurchase plans approved by the Board of Directors. The authorization has no expiration date.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(14)	Earnings Per Share
Basic earnings per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position.
The following table sets forth the computation of basic and diluted earnings per common share for the three month and six month periods ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(4,412)	$(1,275)	$(2,506)	$(1,517)

Denominator:
Weighted average shares outstanding	4,501,574	4,666,806	4,485,318	4,684,312
Effect of dilutive securities	—	—	—	—

Weighted average shares diluted	4,501,574	4,666,806	4,485,318	4,684,312

Basic loss per share	$(0.98)	$(0.27)	$(0.56)	$(0.32)

Diluted loss per share	$(0.98)	$(0.27)	$(0.56)	$(0.32)

Potentially dilutive securities representing approximately 47,343 and 54,024 shares of common stock for the three months and six months ended June 30, 2011, respectively, and 23,931 and 12,032 shares of common stock for the three months and six months ended June 30, 2010, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been antidilutive.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Item 1A — Risk Factors” included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
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
Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc. (A.M. Best), which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on May 31, 2011.
Business Segments
We provide a variety of property and casualty insurance products designed to meet the insurance needs of certain segments of the agricultural industry and the needs of small and middle market commercial businesses. We are licensed in 41 states, but we currently target the sales of our insurance products to 34 states. We discontinued writing personal insurance products in 2003 and now offer only commercial products. We report our operating results in three operating segments: agribusiness insurance, commercial business insurance, and our “other” segment. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
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

Financial Highlights of Results for the Three and Six Months Ended June 30, 2011:
Three Months Ended June 30, 2011
•	Our net loss in the quarter was primarily driven by an unprecedented level of catastrophe and other weather-related losses of $7,737 (net of reinsurance) in the period, compared to our previously highest quarter of $5,587 (net of reinsurance) in the second quarter of 2010. Weather-related losses impacted our second quarter 2011 loss and LAE ratio by 46.0 loss ratio points. In the second quarter 2010, weather-related losses had an impact on our loss and LAE ratio of 33.5 loss ratio points.

•	Shareholders’ equity decreased $2,617 in the second quarter of 2011 primarily from the net loss of $4,412 for the period, offset by net unrealized gains on investments of $1,394 (after-tax).

•	Book value per share of $20.27 at June 30, 2011 compared to $21.08 at March 31, 2011.
Six Months Ended June 30, 2011
•	Catastrophe and other weather-related losses in the first six months of 2011 were $8,938 in the period, compared to $7,924 in the same period of 2010. On a year to date basis, the impact on our 2011 loss and LAE ratio from weather-related losses was 26.5 loss ratio points, compared to 23.5 loss ratio points in 2010.

•	Shareholders’ equity decreased $1,306 in the first six months of 2011 primarily from net loss of $2,506 for the period. Net unrealized gains from investments were $440 (after-tax) on a year to date basis.

•	We continually try to identify opportunities for process efficiencies and expense reductions throughout the organization. In February 2011, we reduced staff by nearly 10% and identified other expense reductions that, all together, we expect will total approximately $1 million annually.

•	Book value per share of $20.27 at June 30, 2011 compared to $20.85 at December 31, 2010.
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
We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with U.S. generally accepted accounting principles (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), combined ratios and written premiums. In addition, where we feel it enhances the presentation to the reader, we may present certain GAAP financial measures in a manner to reflect the impact of certain unusual or non-recurring situations.
The major components of operating revenues and net income can be seen in footnote 12 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.

Insurance Operations Outlook
The property and casualty insurance industry is in the midst of a soft market that is characterized by low premium growth, declining prices and excess capacity. Also, we and our peers are operating in a sluggish economy with lower exposures, and some property and casualty insurance premium has evaporated with business closings in the economic downturn. There has been some industry consolidation, especially in agribusiness, and insurers continue to consider the right mix of markets and product lines to achieve the best pricing while maintaining underwriting discipline. In addition to premium pricing, our investment yields are also facing downward pressure. Investment income is lower through the first six months of 2011; and as our fixed maturity investments mature, it is difficult to reinvest the proceeds in investments that provide a comparable return without excessive risk.
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
Revenues
Total revenues for the three and six month periods of 2011 were $18,346 and $37,575, a 6.0% and 2.7% decrease over the same periods in 2010. The decrease is attributable to a lower level of realized investment gains in 2011, as well as lower investment income.

The components of premiums written and earned for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Direct premiums written
Agribusiness	$12,184	$11,815	$27,250	$26,381
Commercial business	5,656	7,256	10,609	13,494
Other	35	47	73	92

Direct premiums written — total	17,875	19,118	37,932	39,967
Assumed premiums written	86	(40)	178	48

Gross premiums written	$17,961	$19,078	$38,110	$40,015

Ceded premiums written
Agribusiness	$3,016	$3,125	$6,228	$6,481
Commercial business	1,084	1,281	2,043	2,488

Ceded premiums written — total	$4,100	$4,406	$8,271	$8,969

Net premiums written
Agribusiness	$9,168	$8,690	$21,022	$19,900
Commercial business	4,572	5,975	8,566	11,006
Other	121	7	251	140

Net premiums written — total	$13,861	$14,672	$29,839	$31,046

Net premiums earned
Agribusiness	$11,999	$11,125	$23,592	$22,167
Commercial business	4,719	5,591	9,909	11,472
Other	90	(37)	221	96

Net premiums earned — total	$16,808	$16,679	33,722	$33,735

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
Direct premiums written in our agribusiness segment increased from $11,815 for the three months ended June 30, 2010 to $12,184 for the three months ended June 30, 2011, a 3.1% increase. Direct premiums written in our agribusiness segment increased from $26,381 for the six months ended June 30, 2010 to $27,250 for the six months ended June 30, 2011, a 3.3% increase. For the three month period, the increase is due to a higher level of renewal business, which was partly offset by lower new business writings. For the six month period, the increase is attributable to the higher level of new business that was written in the first quarter. Renewal premium for 2011 to date is flat compared to the same period in 2010.

Our direct premiums written in our commercial business segment were $5,656 and $7,256 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, direct premiums written were $10,609 and $13,494, respectively. The factors that contributed to the three month net decline of $1,600 or 22.1% and the six month net decline of $2,885 or 21.4% are further described below:
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
As of June 30, 2011 our PennEdge offering has been approved in 24 states. While we believe it has been well received by our agents and policyholders, the PennEdge product was launched in a competitive market. We believe the greatest opportunities for growth will come when the market hardens and, therefore, we will not seek aggressive growth at substandard pricing. For the three months ended June 30, 2011, the direct premiums written for our PennEdge product were $1,271, an increase of $317 over the same period in 2010. For the six months ended June 30, 2011, the direct premiums written of our PennEdge product were $2,120, an increase of $552 over the same period in 2010.
While the PennEdge product has begun to regain the momentum it was building throughout 2010, our Solutions product has continued to decline as a result of our aggressive pricing and underwriting actions. Despite the pricing increases we have taken thus far in 2011, we are retaining more of the business at desirable rates than we had anticipated.
For all segments, ceded premiums written were lower in the three and six months ended June 30, 2011, compared to the same periods of 2010, mostly due to the decreases in direct premium volume. Reinsurance costs have also decreased as a result of the increased retention on our per risk excess of loss reinsurance treaty, which has been partly offset by higher reinsurance rates.
Our net premiums earned were $16,808 and $16,679 for the three months ended June 30, 2011 and 2010, respectively. For the three month period, the growth in our agribusiness earned premium mostly offset the decline in our commercial business earned premium. The $129, or 0.8%, increase for the quarter is mostly due to an increase in our assumed premium. For the six months ended June 30, 2011 and 2010, net premiums earned were $33,722 and $33,735, respectively. For the six month period, the $13, or 0.04%, decrease is mostly due to a reduction in net premiums earned in our commercial business segment of $1,563, as we continue to see the effects of our efforts to improve our underwriting results in this segment, offset by an increase in our agribusiness segment of $1,425 for the same period.
The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average cash and invested assets	$180,234	$187,872	$179,183	$186,758
Net investment income	1,404	1,452	2,845	3,024

Return on average cash and invested assets (1)	3.2%	3.1%	3.2%	3.3%

(1)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income decreased $48 and $179 for the three and six months ended June 30, 2011 as compared to the same periods ended June 30, 2010. The decrease in both periods is attributable to lower average asset balances and the impact of declining interest rates. These factors have been partly offset by higher dividend income on mutual fund investments.

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
For purposes of segment reporting, the other segment includes the runoff of discontinued lines of insurance business and the results of mandatory assigned risk reinsurance programs that we must participate in as a cost of doing business in the states in which we operate. The discontinued lines of insurance business include personal lines, which we discontinued writing in 2003, and assumed reinsurance contracts, in which we previously participated on a voluntary basis. Participation in these assumed reinsurance contracts ceased in the 1980s and early 1990s.
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
The underwriting (loss) income and key profitability ratios for each segment for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Agri-	Commercial			Agri-	Commercial
	business	Business	Other	Consolidated	business	Business	Other	Consolidated

Underwriting (loss) income	$(5,767)	(653)	98	$(6,322)	$(4,110)	(588)	(218)	$(4,916)

Loss and LAE ratios:
Losses	56.7%	89.3%	25.5%	65.6%	63.2%	75.2%	37.8%	67.2%
Catastrophe losses	52.4%	7.7%	0.0%	39.6%	41.3%	5.2%	0.0%	29.3%
Other weather losses	7.7%	3.2%	0.0%	6.4%	5.8%	0.9%	0.0%	4.2%
Prior year development	-1.9%	-30.9%	-94.4%	-10.5%	-5.6%	-7.9%	-391.9%	-5.5%

Total loss and LAE ratio	114.9%	69.3%	-68.9%	101.1%	104.7%	73.4%	-354.1%	95.2%
Underwriting expense ratio	33.2%	44.5%	60.0%	37.6%	32.2%	37.1%	-135.1%	35.2%

Combined ratio	148.1%	113.8%	-8.9%	138.7%	136.9%	110.5%	-489.2%	130.4%

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Agri-	Commercial			Agri-	Commercial
	business	Business	Other	Consolidated	business	Business	Other	Consolidated

Underwriting (loss) income	$(3,669)	(2,603)	39	$(6,233)	$(4,592)	(2,536)	50	$(7,078)

Loss and LAE ratios:
Losses	57.5%	89.8%	48.0%	66.9%	61.1%	75.1%	152.1%	66.2%
Catastrophe losses	26.8%	9.4%	0.0%	21.5%	21.5%	10.4%	0.0%	17.6%
Other weather losses	5.0%	5.2%	0.0%	5.0%	6.0%	5.6%	0.0%	5.8%
Prior year development	-6.9%	-25.7%	-32.6%	-12.6%	1.6%	-9.8%	-226.1%	-2.9%

Total loss and LAE ratio	82.4%	78.7%	15.4%	80.8%	90.2%	81.3%	-74.0%	86.7%
Underwriting expense ratio	33.2%	47.6%	67.0%	38.5%	30.5%	40.8%	121.9%	35.2%

Combined ratio	115.6%	126.3%	82.4%	119.3%	120.7%	122.1%	47.9%	121.9%

(1)	Corporate expenses are not included in underwriting (loss) income. The consolidated combined ratio includes $174 and $161 of corporate expenses for the three months ended June 30, 2011 and 2010, respectively. The consolidated combined ratio includes $297 and $311 of corporate expenses for the six months ended June 30, 2011 and 2010, respectively.

Losses and Loss Adjustment Expenses
Our consolidated loss and loss adjustment expense (LAE) ratio was 80.8% for the six months ended June 30, 2011, compared to 86.7% for the six months ended June 30, 2010. The changes in losses and LAE for the six month periods are further described below:
•	Catastrophe and other weather related losses were $1,014 higher in the six months ended June 30, 2011 compared to the same period of 2010, and $2,150 higher in the three months ended June 30, 2011 compared to the same period in 2010. The catastrophe losses in the second quarter were driven primarily by record high losses in our agribusiness segment from severe storm activity occurring mostly in the Midwest and Southeast.

•	We experienced net favorable prior year reserve development in the six months ended June 30, 2011 of $4,257, compared to net favorable development of $976 in the six months ended June 30, 2010. For the three months ended June 30, 2011, net favorable prior year development was $1,771 compared to $925 for the same period in 2010. The favorable development in 2011 was primarily driven by lower loss emergence, relative to expectations on the commercial multi-peril and workers’ compensation lines of business in our commercial business segment. We also experienced favorable development in the fire and allied lines of business for our agribusiness segment as a result of favorable settlements on previously reported claims and favorable development in the liability lines as a result of lower levels of claims emergence.

•	For the three and six month periods ended June 30, 2011, our agribusiness segment experienced improved current accident year loss ratios from non-weather related claims, primarily due to fewer severe fire losses and a reduction in frequency on the workers’ compensation line of business. The commercial business segment experienced an increase in the non-weather related, current accident year loss ratio for the quarter and year to date periods compared to 2010. The non-weather related current accident year loss ratio increased from 75.2% for the three month period ended June 30, 2010 to 89.3% for the same period in 2011 and increased from 75.1% for the six month period ended June 30, 2010 to 89.8% for the same period in 2011. These increases are primarily driven by increases in severity in the fire line of business due to several large fires.
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
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $6,314 and $5,871 for the three months ended June 30, 2011 and 2010, respectively, and $12,989 and $11,867 for the six months ended June 30, 2011 and 2010, respectively. Amortization of deferred policy acquisition costs decreased $194, or 3.8%, and $296, or 2.9%, for the three and six months ended June 30, 2011 compared to the same periods in 2010. The decrease is attributable to the decline in earned premiums. Underwriting and administrative expenses increased $637 and $1,418 for the three and six months ended June 30, 2011, compared to the same periods of 2010. The increase in these costs is primarily the result of the one-time benefit of $679 in the second quarter of 2010 from the termination of our SERP plan. Other factors include increased stock based compensation expense compared to the prior year and one-time severance costs related to our February 2011 staff reductions.
The increase in underwriting expenses in 2011, combined with the reduction in earned premium, resulted in the underwriting expense ratio increasing from 35.2% for the six months ended June 30, 2010 to 38.5% for the six months ended June 30, 2011. This increase in the expense ratio was more than offset by the decrease in the loss and LAE ratio, resulting in our combined ratio decreasing from 121.9% for the six months ended June 30, 2010 to 119.3% for the six months ended June 30, 2011.

Income Tax Expense (Benefit)
For the three months ended June 30, 2011, the income tax benefit for operations was $555, or an effective tax rate of 11.2%, compared to a tax benefit of $1,005, or an effective tax rate of 44.1%, for the same period in 2010. For the six months ended June 30, 2011, the income tax benefit for operations was $241, or an effective tax rate of 8.8%, compared to a tax benefit of $1,072, or an effective tax rate of 41.4%, for the same period in 2010. Our effective income tax rate is impacted by our pre-tax loss, its relationship to the level of tax exempt interest income earned on our municipal bond portfolio, and by the accounting for our deferred tax valuation allowance.
Financial Position
At June 30, 2011 we had total assets of $244,523 compared to total assets of $254,721 at December 31, 2010. The decrease in our total assets is primarily due to lower premiums receivable, due to a lower volume of earned premiums, and lower reinsurance receivables and recoverables due to the timing of loss payments and reinsurance recoveries.
At June 30, 2011 we had total liabilities of $152,801 compared to $161,693 at December 31, 2010. The change in our total liabilities is primarily due to a decrease in losses and LAE reserves of $3,343, due to declining premium and timing of claims settlements. The decline is also due to a decrease in unearned premiums due to the underwriting actions taken in our commercial business segment and decreases in accounts payable and accrued expenses due to the timing of expenditures.
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
The following table summarizes the distribution of our investment portfolio as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at June 30, 2011 and at December 31, 2010:

	June 30, 2011		December 31, 2010
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$14,964	8.6%	$14,458	8.3%
U.S. treasury securities	798	0.5%	736	0.4%
AAA	37,719	21.7%	48,482	27.9%
AA	48,293	27.8%	41,254	23.8%
A	46,512	26.8%	45,354	26.1%
BBB	13,810	8.0%	12,487	7.2%

Sub-total	162,096	93.4%	162,771	93.7%
B(3)	11,382	6.6%	10,874	6.3%

Total	$173,478	100.0%	$173,645	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total invested assets portfolio.

(3)	Represents the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities with an average S&P credit rating of “B”.

The maturity profile of our fixed maturity securities at June 30, 2011 can be seen in footnote 6 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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
At June 30, 2011, the average effective duration of our mortgage-backed securities was 4.1 years. The average effective duration of our total fixed maturity investment portfolio was 3.1 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $23,446 and $22,915 of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at June 30, 2011 and December 31, 2010, respectively. The RMBS had an average credit rating of AAA and AAA for each respective period and we held no non-agency guaranteed RMBS during the six months ended June 30, 2011 and during the year ended December 31, 2010.
Approximately 11% of our investments in fixed maturity securities at both June 30, 2011 and December 31, 2010 were guaranteed by third party monoline insurers. As of June 30, 2011 and as of December 31, 2010, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $18,208 and $20,062, respectively, and an average credit rating of AA for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.
Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended
	June 30,
	2011	2010
Cash flows (used in) provided by operating activities	$(954)	$50
Cash flows used in investing activities	(824)	(5,184)
Cash flows used in financing activities	—	(4,155)

Net decrease in cash and cash equivalents	$(1,778)	$(9,289)

Cash flows from operating activities decreased by $1,004 for the six month period ended June 30, 2011 compared to the period ended June 30, 2010. The change is primarily due to increased loss payments in 2011 compared to 2010.
Investing activities used $824 and $5,184 of net cash for the six months ended June 30, 2011 and 2010, respectively. In the first six months of 2011, net purchases of available-for-sale securities were $679. For the first six months of 2010, net purchases of available for sale securities were $7,803, and we received $2,682 of cash from the termination of our COLI policies.
Cash flows used in financing activities for the first six months of 2010 were comprised entirely of amounts we paid for our outstanding stock under our share repurchase plans.
As of June 30, 2011, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $13,257. In addition, at June 30, 2011, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.

Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period without prior approval from the Pennsylvania Insurance Department. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2011 and June 30, 2011, the amount available for payment of dividends from Penn Millers Insurance Company in 2011 without the prior approval of the Pennsylvania Insurance Department is $6,819 based upon the insurance company’s 2010 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
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
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of June 30, 2011 and at December 31, 2010 we had no ceded reinsurance loss recoverable under this stop loss contract.

Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	June 30,	December 31,
	2011	2010
Case reserves	$51,006	$53,330
IBNR reserves	36,397	34,321

Net unpaid losses and LAE	87,403	87,651
Reinsurance recoverables on unpaid losses and LAE	19,227	22,322

Reserves for unpaid losses and LAE	$106,630	$109,973

At June 30, 2011, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$79,951	$87,403	$90,460
At December 31, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$80,201	$87,651	$91,372
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
The fair value and unrealized losses for our securities that were temporarily impaired as of June 30, 2011 can be seen in footnote 6 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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
At June 30, 2011 and December 31, 2010, we had gross unrealized losses on fixed maturity and equity securities of $204 and $532, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing fixed maturity portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however, by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.

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
In accordance with the guidance set forth by Accounting Standards Codification (ASC) 820, the Company’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Details on level categorizations, related inputs and pricing can be seen in footnote 5 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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
The significant level of second quarter 2010 catastrophic losses resulted in a pre-tax loss from operations for that year and our 2011 results to date have been similarly impacted by second quarter catastrophe losses. Although our current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with our three year cumulative loss position. Therefore, we carry a full valuation allowance against our net deferred tax assets. In future periods, we may be able to reduce some or all of the valuation allowance upon our determination that we will be able to realize such deferred tax assets. In that event, we would be able to reduce our future tax liability and recognize an income tax benefit within the statement of operations to the extent of those assets.
As of June 30, 2011 and December 31, 2010, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2007 through 2010 were open for examination as of June 30, 2011.

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
With the increase in the loss ratio in our commercial business segment, the excess of unearned premiums and anticipated investment income over the expected expenses in our DAC recoverability projection has narrowed. If the actual loss ratio in our commercial business segment were to continue to increase in future periods significantly enough to cause the expected loss ratio to increase by more than roughly two percentage points, we would consider a portion of our DAC to be unrecoverable. Furthermore, if we did not consider investment income in the expected recoverability calculation, approximately $228 of the $2,707 of deferred acquisition costs in our commercial business segment at June 30, 2011 would be unrecoverable.
Recent Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The updated guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements of Topic 820. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures.

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
All other standards and updates of those standards issued during the six months ended June 30, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

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
The average effective duration of the fixed maturity securities in our investment portfolio at June 30, 2011, was 3.1 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
Approximately 7% of our investment portfolio at June 30, 2011 is in a high-yield bond mutual fund that invests primarily in corporate fixed maturity securities. This is a publicly traded mutual fund in which we have an ownership stake in the overall assets of the fund (that is stated as a number of shares), and we are not a creditor in the underlying debt securities. Because this is an investment in shares of a mutual fund, we have classified this investment as an equity security on our consolidated balance sheets. This fund is also subject to interest rate risk and has an option-adjusted duration of 5.06 years at June 30, 2011.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at June 30, 2011:

	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(12,230)	161,248
100 basis point increase	(6,203)	167,275
No change	—	173,478
100 basis point decrease	6,201	179,679
200 basis point decrease	12,296	185,774
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
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There have been no material developments during the quarter ended June 30, 2011 regarding our currently pending legal proceedings.

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

3.2	Bylaws of Penn Millers Holding Corporation are incorporated by reference herein to Exhibit No. 3.2 to the Company’s Pre-Effective Amendment No. 1 to Form S-1, (Commission File No. 333-156936).

10.1	Form of Penn Millers Stock Incentive Plan Stock Option Agreement for Nonqualified Stock Option for Non-Management Directors.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION
Date: August 12, 2011	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer