Form 10-Q
period 2011-09-30
PENN MILLERS HOLDING CORP
filed 2011-11-14
CIK 1453820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Registrant’s telephone number, including area code: (800) 233-8347
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2011, 5,080,252 shares of common stock, $0.01 par value, of Penn Millers Holding Corporation were outstanding.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
For the Quarter Ended September 30, 2011
INDEX

Page
Number
Part I — Financial Information	3

Item 1. Financial Statements	3

Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Operations (unaudited) — Three and Nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Shareholders’ Equity (unaudited) — Nine months ended September 30, 2011 and 2010	6

Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2011 and 2010	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Part II — Other Information	50

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 4. (Removed and Reserved)	51

Item 5. Other Information	51

Item 6. Exhibits	52

EXHIBIT INDEX

SIGNATURES	53

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost $158,711 in 2011 and $158,193 in 2010)	$164,419	162,771
Equity Securities:
Available for sale, at fair value (cost $10,949 in 2011 and $10,885 in 2010)	10,285	10,874
Cash and cash equivalents	5,450	6,510
Premiums and fees receivable	28,152	28,394
Reinsurance receivables and recoverables	28,153	24,912
Deferred policy acquisition costs	9,348	9,735
Prepaid reinsurance premiums	4,043	4,320
Accrued investment income	1,503	1,621
Property and equipment, net of accumulated depreciation	3,021	3,323
Income taxes receivable	7	1,253
Other	953	1,008

Total assets	$255,334	254,721

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expense reserves	$117,059	109,973
Unearned premiums	42,042	42,807
Accounts payable and accrued expenses	7,096	8,913

Total liabilities	166,197	161,693

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 10,000,000; issued 2011, 5,444,022 and 2010, 5,444,022; outstanding 2011, 4,537,915 shares and 2010, 4,462,131 shares	54	54
Additional paid-in capital	51,378	51,068
Accumulated other comprehensive income	2,410	2,054
Retained earnings	45,670	50,993
Unearned ESOP, 436,499 and 476,999 shares	(4,365)	(4,770)
Treasury stock, at cost, 469,608 and 504,892 shares	(6,010)	(6,371)

Total shareholders’ equity	89,137	93,028

Total liabilities and shareholders’ equity	$255,334	254,721

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Three months ended September 30, 2011 and 2010
(Dollars in thousands, except share data)

	2011	2010
Revenues:
Premiums earned	$17,721	17,184
Investment income, net of investment expense	1,373	1,339
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	92	639

Total realized investment gains, net	92	639

Other income	30	56

Total revenues	19,216	19,218

Losses and expenses:
Losses and loss adjustment expenses	15,245	13,733
Amortization of deferred policy acquisition costs	4,948	5,103
Underwriting and administrative expenses	1,136	826
Merger expenses	822	—
Interest (income) expense	(47)	6
Other expense, net	18	38

Total losses and expenses	22,122	19,706

Loss before income taxes	(2,906)	(488)
Income tax (benefit) expense	(89)	2,676

Net loss	$(2,817)	(3,164)

Earnings per share (see note 16):
Basic net loss per common share	$(0.62)	(0.71)

Diluted net loss per common share	$(0.62)	(0.71)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
Nine months ended September 30, 2011 and 2010
(Dollars in thousands, except share data)

	2011	2010
Revenues:
Premiums earned	$51,443	50,919
Investment income, net of investment expense	4,218	4,363
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	944	2,305

Total realized investment gains, net	944	2,305

Other income	186	236

Total revenues	56,791	57,823

Losses and expenses:
Losses and loss adjustment expenses	42,508	42,990
Amortization of deferred policy acquisition costs	14,688	15,139
Underwriting and administrative expenses	4,255	2,657
Merger expenses	952	—
Interest (income) expense	(31)	6
Other expense, net	72	108

Total losses and expenses	62,444	60,900

Loss before income taxes	(5,653)	(3,077)
Income tax (benefit) expense	(330)	1,604

Net loss	$(5,323)	(4,681)

Earnings per share (see note 16):
Basic net loss per common share	$(1.18)	(1.02)

Diluted net loss per common share	$(1.18)	(1.02)

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Unaudited)
Nine months ended September 30, 2011 and 2010
(Dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Unearned	Treasury
	Shares	Amount	Capital	Income	Earnings	ESOP	Stock	Total
Balance at December 31, 2009	5,444,022	$54	50,520	2,519	54,481	(5,310)	(2,216)	100,048

Net loss					(4,681)			(4,681)
Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $1,611				3,127				3,127
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $784				(1,521)				(1,521)

Net unrealized investment gain								1,606
Defined benefit pension plans, net of related income tax expense of $26				50				50
Recognition of prior service costs related to curtailment and settlement, net of tax expense of $157 (see note 9)				306				306

Comprehensive loss								(2,719)

Stock-based compensation			234					234

ESOP shares released			111			405		516
Treasury stock purchased, 287,131 shares							(4,155)	(4,155)

Balance at September 30, 2010	5,444,022	$54	50,865	4,481	49,800	(4,905)	(6,371)	93,924

Balance at December 31, 2010	5,444,022	$54	51,068	2,054	50,993	(4,770)	(6,371)	93,028

Net loss					(5,323)			(5,323)

Other comprehensive income, net of taxes:
Unrealized investment holding gain arising during period, net of related income tax expense of $484				937				937
Reclassification adjustment for realized gains included in net loss, net of related income tax expense of $321				(623)				(623)

Net unrealized investment gain								314
Defined benefit pension plans, net of related income tax expense of $22				42				42

Comprehensive loss								(4,967)

Stock-based compensation			434					434
ESOP shares released			237			405		642
Treasury stock reissued, 35,284 shares			(361)				361	—

Balance at September 30, 2011	5,444,022	$54	51,378	2,410	45,670	(4,365)	(6,010)	89,137

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended September 30, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(5,323)	(4,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in receivables, unearned premiums, and prepaid reinsurance	(3,487)	(6,064)
Change in losses and loss adjustment expense reserves	7,086	12,593
Change in accounts payable and accrued expenses, including merger expenses	(1,753)	(3,722)
Change in current income taxes	1,246	(1,898)
Deferred income taxes	(184)	2,508
Change in deferred acquisition costs	387	90
Change in accrual and amortization of investment income	903	996
Amortization and depreciation	476	469
ESOP share allocation	642	516
Amortization of stock-based compensation	434	234
Realized investment gains, net	(944)	(2,305)
Other, net	54	99

Net cash used in operating activities	(463)	(1,165)

Cash flows from investing activities:
Available-for-sale investments:
Purchases of fixed maturity securities	(31,923)	(55,225)
Purchases of equity securities	(588)	(11,141)
Sales of fixed maturity securities	28,091	45,271
Maturities of fixed maturity securities	4,000	17,970
Proceeds from disposition of corporate owned life insurance policies	—	2,682
Purchases of property and equipment, net	(177)	(73)

Net cash used in investing activities	(597)	(516)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,155)

Net cash used in financing activities	—	(4,155)

Net decrease in cash	(1,060)	(5,836)

Cash and cash equivalents at beginning of period	6,510	20,220

Cash and cash equivalents at end of period	$5,450	14,384

See accompanying notes to consolidated financial statements.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Penn Millers Holding Corporation (the Company) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All material intercompany balances and accounts have been eliminated in consolidation. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K.

(2)	Agreement and Plan of Merger

On September 7, 2011, the Company entered into a definitive Agreement and Plan of Merger (Merger Agreement), whereby Panther Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of ACE American Insurance Company (ACE), will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of ACE (the Merger). ACE is a Pennsylvania domestic stock property and casualty insurance company and a wholly-owned indirect subsidiary of ACE Limited, a Zurich based insurance and reinsurance organization. Pursuant to the Merger Agreement, each outstanding share of Company common stock will be canceled and converted into the right to receive $20.50 per share in cash (without interest and less any applicable withholding taxes). The Merger Agreement was unanimously approved by the board of directors of the Company. The adoption of the Merger Agreement requires the affirmative vote of the holders of not less than a majority of the votes cast by shareholders of the Company entitled to vote on the proposal at a special meeting to be held on November 29, 2011.

Under the terms of the Merger Agreement, the Company has agreed to conduct its business in the ordinary course while the Merger is pending, and generally refrain, without the consent of ACE, from entering into new lines of business, incurring new indebtedness, issuing new common stock or equity awards, or entering into new material contracts or commitments outside the normal course of business. The Company recorded $952 of costs related to the Merger during the nine months ended September 30, 2011. If and when the Merger is consummated, certain contractual obligations of the Company will or may be triggered or accelerated under the “change in control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards and severance and retention agreements applicable to executive officers, directors and certain other employees.

In addition to the approval of Company’s shareholders, the consummation of the Merger is subject to the appropriate regulatory approvals from the state insurance regulators, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), and other terms and conditions set forth in the Merger Agreement. On September 27, 2011, the Company filed a notification and report form with the Federal Trade Commission (FTC) and the Antitrust Division of the Department of Justice under the HSR Act. The Company received notification of early termination from the FTC on October 4, 2011. On September 27, 2011, ACE filed an application with the Pennsylvania Insurance Department for approval of the Merger. In a decision and order dated November 9, 2011, the Pennsylvania Insurance Commissioner approved the Merger. Subject to the satisfaction of necessary closing conditions, the Merger is expected to be consummated during the fourth quarter of 2011.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Merger Agreement provides, in general, that each party pay its own expenses if the Merger is not consummated. If the Merger Agreement is terminated, depending upon the circumstances under which such termination occurs, the Company may be obligated to pay ACE a termination fee of $3,750.

(3)	Use of Estimates

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

(4)	Concentration of Risk

The Company’s business is subject to concentration of risk with respect to geographic concentration. Although the Company’s operating subsidiaries are licensed collectively in 41 states, in-force premiums for two states, New Jersey and Pennsylvania, accounted for approximately 18% of the Company’s in-force premiums written as of September 30, 2011. Consequently, changes in the New Jersey or Pennsylvania legal, regulatory, or economic environment could adversely affect the Company.

(5)	Recent Accounting Standards

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements of Topic 820, Fair Value Measurements and Disclosures. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures.

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

All other standards and updates of those standards issued during the three months ended September 30, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

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

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the nine months ended September 30, 2011 and 2010.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total

September 30, 2011:
Fixed maturities, available for sale
U.S. treasuries	$1,610	—	—	$1,610
Agencies not backed by the full faith and credit of the U.S. government	—	15,452	—	15,452
State and political subdivisions	—	42,169	—	42,169
Commercial mortgage-backed securities	—	44	—	44
Residential mortgage-backed securities	—	26,859	—	26,859
Corporate securities	—	78,285	—	78,285

Total available for sale	$1,610	162,809	—	$164,419

Equity securities
High-yield bond mutual fund	$10,285	—	—	$10,285

Total equities	$10,285	—	—	$10,285

Total assets	$11,895	162,809	—	$174,704

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

All unadjusted fair value estimates for fixed maturity securities are priced by the pricing service as described above and are included in the amounts disclosed in Level 2. There have been no changes to these valuation techniques.

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

The fair value estimates of the Company’s investments provided by the independent pricing service at September 30, 2011 and December 31, 2010, were utilized, among other resources, in reaching a conclusion as to the fair value of investments. As of September 30, 2011 and December 31, 2010, all of the Company’s fixed maturity investments were priced using this one primary service. Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. The Company reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in various common blocks or sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or Standard & Poor’s (S&P). If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service or its asset manager. The classification within the fair value hierarchy as presented in ASC 820 is then confirmed based on the final conclusions from the pricing review. The Company did not have any such discrepancies at September 30, 2011 and December 31, 2010.

The fair value of other financial instruments, principally receivables, accounts payable and accrued expenses, approximates their September 30, 2011 and December 31, 2010 carrying values.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(7)	Investments
The amortized cost and fair value of investments in fixed maturity and equity securities, which are all available for sale, at September 30, 2011 and December 31, 2010, are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

September 30, 2011:
U.S. Treasuries	$1,531	79	—	$1,610
Agencies not backed by the full faith and credit of the U.S. government	15,107	345	—	15,452
State and political subdivisions	39,638	2,531	—	42,169
Commercial mortgage-backed securities	44	—	—	44
Residential mortgage-backed securities	25,772	1,087	—	26,859
Corporate securities	76,619	2,067	401	78,285

Total fixed maturities	$158,711	6,109	401	$164,419

Total equity securities	$10,949	—	664	$10,285

December 31, 2010:
U.S. Treasuries	$721	32	17	$736
Agencies not backed by the full faith and credit of the U.S. government	14,111	347	—	14,458
State and political subdivisions	43,224	1,564	229	44,559
Commercial mortgage-backed securities	1,589	73	—	1,662
Residential mortgage-backed securities	22,223	758	66	22,915
Corporate securities	76,325	2,325	209	78,441

Total fixed maturities	$158,193	5,099	521	$162,771

Total equity securities	$10,885	—	11	$10,874

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below:

	Amortized	Estimated
	cost	fair value
Due in one year or less	$15,947	$16,116
Due after one year through five years	87,693	90,603
Due after five years through ten years	20,135	21,019
Due after ten years	9,120	9,778

	132,895	137,516

Commercial mortgage-backed securities	44	44
Residential mortgage-backed securities	25,772	26,859

Total fixed maturities	$158,711	$164,419

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2011 and December 31, 2010, investments with a fair value of $4,333 and $4,348, respectively, were on deposit with regulatory authorities, as required by law.
Major categories of net investment income are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest on fixed maturities	$1,324	$1,436	$4,080	$4,669
Dividends on equity securities	199	56	588	140
Interest on cash and cash equivalents	2	1	5	5

Total investment income	1,525	1,493	4,673	4,814

Investment expense	(152)	(154)	(455)	(451)

Investment income, net of investment expense	$1,373	$1,339	$4,218	$4,363

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Realized gross gains from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed maturity securities:
Available for sale:
Gross gains	$116	$639	$968	$2,486
Gross losses	(24)	—	(24)	(181)

Realized investment gains, net	$92	$639	$944	$2,305

Change in difference between fair value and cost of investments:
Fixed maturity securities	$582	$1,415	$1,130	$2,455
Equity securities	(772)	1,099	(653)	(21)

Total (decrease) increase	$(190)	$2,514	$477	$2,434

Income tax expense on net realized investment gains was $31 and $217 for the three months ended September 30, 2011 and 2010, respectively, and $321 and $784 for the nine months ended September 30, 2011 and 2010, respectively. Deferred income tax expense applicable to net unrealized investment gains included in accumulated other comprehensive income was $2,008 and $1,845 at September 30, 2011 and December 31, 2010, respectively. See note 11 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The fair value and unrealized losses for securities temporarily impaired as of September 30, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	losses
2011:
Corporate securities	$11,526	356	1,031	45	$12,557	401

Total fixed maturity securities	11,526	356	1,031	45	12,557	401

Equity securities	10,285	664	—	—	10,285	664

Total temporarily impaired securities	$21,811	1,020	1,031	45	$22,842	1,065

2010:
U.S. Treasuries	$284	17	—	—	$284	17
State and political subdivisions	9,477	182	2,803	47	12,280	229
Residential mortgage-backed securities	3,094	64	361	2	3,455	66
Corporate securities	9,658	200	928	9	10,586	209

Total fixed maturity securities	22,513	463	4,092	58	26,605	521
Equity securities	10,874	11	—	—	10,874	11

Total temporarily impaired securities	$33,387	474	4,092	58	$37,479	532

These fixed maturity securities are classified as available for sale because the Company will, from time to time, sell securities that are not impaired, consistent with its investment goals and policies. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. There are $1,031 in fixed maturity securities, at fair value, that at September 30, 2011, had been below cost for 12 months or longer. The $45 of unrealized losses on such securities relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with overall market conditions. The Company has evaluated each fixed maturity security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company has found that the declines in fair value of these assets are most likely attributable to the current interest rate environment.

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

For the nine months ended September 30, 2011 and 2010, no impairment charges had been incurred by the Company.

The Company does not engage in subprime residential mortgage lending. The only securitized financial assets that the Company owns are residential and commercial mortgage-backed securities of high credit quality. The Company’s exposure to subprime lending is limited to investments in corporate bonds of banks, which may contain some subprime loans on their balance sheets. These bonds are reported at fair value. As of September 30, 2011, fixed maturity securities issued by banks accounted for 12.7% of the bond portfolio’s book value.

(8)	Comprehensive Loss
Comprehensive loss for the three months and nine months ended September 30, 2011 and 2010 consisted of the following (all amounts net of taxes):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(2,817)	$(3,164)	$(5,323)	$(4,681)

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized investment holding (losses) gains arising during period	(65)	2,081	937	3,127
Less:
Reclassification adjustment for realized gains included in net loss	(61)	(421)	(623)	(1,521)

Net unrealized investment (losses) gains	(126)	1,660	314	1,606
Defined benefit plans	14	13	42	50
Recognition of prior service costs related to curtailment and settlement (see note 9)	—	—	—	306

Other comprehensive (loss) income	(112)	1,673	356	1,962

Comprehensive loss	$(2,929)	$(1,491)	$(4,967)	$(2,719)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Accumulated other comprehensive income at September 30, 2011 and December 31, 2010 consisted of the following amounts (all amounts net of taxes):

	September 30,	December 31,
	2011	2010

Unrealized investment gains	$3,036	$2,722
Defined benefit pension plans — net actuarial loss	(626)	(668)

Accumulated other comprehensive income	$2,410	$2,054

See note 11 for additional information related to the allocation of tax between operations and accumulated other comprehensive income.
(9)	Employee Benefit Plans
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

In May 2010, upon approval by the Board of Directors, the Company terminated the SERP for four of the five participants. The one remaining participant is a retired employee in pay status. The accumulated benefit obligation for the one remaining participant in pay status at September 30, 2011 is $614.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The net periodic pension cost for the plans consists of the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic pension cost:

Service cost	$17	$8	$51	$84
Interest cost	122	117	368	369
Expected return on plan assets	(127)	(98)	(380)	(293)
Amortization of prior service costs	—	—	—	14
Amortization of net loss	22	20	64	62

Net periodic pension cost	34	47	103	236
Curtailment loss	—	—	—	68
Settlement gain	—	—	—	(747)

Net periodic pension cost and additional amounts recognized	$34	$47	$103	$(443)

The Company contributed $1,350 to the pension plan in the third quarter of 2011.
Under the terms of the pending Merger Agreement, the Company shall amend and terminate the Company’s 401(k) plan prior to the closing date of the Merger.
(10)	Stock-Based Compensation

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

On May 12, 2010, 141,122 shares of restricted stock were granted to executives of the Company. The restricted stock had a grant date fair value of $14.83 per share, which was the Company’s closing stock price on that date. The restricted stock vests 25% in the first year and 15% in each of the five years thereafter, based on the satisfaction of service conditions. As of September 30, 2011, 35,284 shares of restricted stock had vested. No additional grants have been awarded.

On May 12, 2010, 114,960 stock options (including incentive stock options and non-qualified stock options) were awarded to executives, non-management directors and select employees of the Company. The stock options, which vest over five years at 20% per year, have a contractual term of seven years, and vesting is based on the satisfaction of service conditions. The stock options were awarded at a grant date fair value of $5.22 per option as calculated using a Black-Scholes Merton valuation model. As of September 30, 2011, 23,599 stock options had vested.

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

The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $113 and $434 for the three months and nine months ended September 30, 2011, respectively. The related tax benefit recognized was $28 and $118 for the same periods. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for all stock-based compensation awards, excluding the Company’s ESOP, was $153 and $234 for the three months and nine months ended September 30, 2010, respectively. The related tax benefit recognized was $44 and $67 for the same periods.

Under the terms of the pending Merger Agreement, no further awards will be granted and outstanding unvested awards will become fully vested upon the effective time of the Merger.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $230 and $642 for the three months and nine months ended September 30, 2011, respectively. The related tax benefit recognized was $46 and $138 for the same periods. The total compensation cost recognized in the statements of operations and classified as underwriting and administrative expenses for the Company’s ESOP was $176 and $516 for the three months and nine months ended September 30, 2010, respectively. The related tax benefit recognized was $46 and $138 for the same periods.

Under the terms of the pending Merger Agreement and the ESOP, the Company will terminate the ESOP and take all necessary actions to repay the balance of the ESOP loan from the Company as of the effective time of the Merger. Proceeds from the sale of the unallocated ESOP shares will be used to repay the ESOP loan, and any remaining proceeds will be allocated to current participants’ accounts.

The total unrecognized compensation cost related to all nonvested Plan awards at September 30, 2011 was $1,690, which, in the normal course, would be expected to be recognized in future periods over a weighted average period of 4.2 years. However, upon consummation of the Merger, all nonvested awards will be accelerated and fully vested.

The summary of stock-based award activity is as follows:

	Stock Options		Restricted Stock Awards
		Weighted-
	Number of	Average	Number of	Weighted-
	Shares	Exercise Price	Shares	Average Price
Outstanding at December 31, 2010	114,960	$14.83	141,122	$14.83

Granted	39,000	17.50	—	—
Exercised	—	—	—	—
Vested	—	—	(35,284)	14.83
Canceled	(2,976)	14.83	—	—

Outstanding at September 30, 2011	150,984	$15.52	105,838	$14.83

Exercisable at September 30, 2011	23,599	$14.83

(11)	Federal Income Tax

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with its three year cumulative loss position. As a result, the Company carried a full valuation allowance on its total deferred tax assets of $5,594 and $4,116 at September 30, 2011 and December 31, 2010, respectively. Of the total valuation allowance, $5,015 and $3,468 was related to federal net deferred tax assets at September 30, 2011 and December 31, 2010, respectively. The remainder for each period was related to state income tax net operating loss carryforwards.

In any interim period, the Company may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to operations and other comprehensive income based on the intraperiod tax allocation rules. The intraperiod tax allocation rules in FASB ASC 740, related to items charged directly to accumulated other comprehensive income, can result in disproportionate tax effects that remain in accumulated other comprehensive income until certain events occur. The following schedule shows the amounts and corresponding tax effects in accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 and the related change for the period:

	September 30,	December 31,	Change for the
	2011	2010	Period
Net unrealized investment gains
Before tax gain	$5,044	$4,567	$477
Tax expense	(2,008)	(1,845)	(163)

After tax gain	$3,036	$2,722	$314

Defined benefit pension plans - net actuarial loss
Before tax loss	$(1,152)	$(1,216)	$64
Tax benefit	526	548	(22)

After tax loss	$(626)	$(668)	$42

Total Accumulated Other Comprehensive Income
Before tax income	$3,892	$3,351	$541
Tax expense	(1,482)	(1,297)	(185)

After tax income	$2,410	$2,054	$356

As of September 30, 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2008 through 2010 were open for examination as of September 30, 2011.

Income tax payments, net of refunds, were $823 in the first three quarters of 2010. No tax payments were made in 2011; however, refunds have been received in the amount of $1,400.

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

The Company continues to maintain a whole account, accident year aggregate excess of loss (aggregate stop loss) contract. This contract covers the 2008 and 2009 accident years and provides reinsurance coverage for loss and allocated loss adjustment expense (ALAE) from all lines of business, in excess of a 72% loss and ALAE ratio. The reinsurance coverage has a limit of 20% of subject net earned premiums. As of September 30, 2011, the Company has not ceded any losses under the aggregate stop loss contract.

The Company has assumed reinsurance related primarily to its participation in various involuntary pools and associations and the runoff of the Company’s participation in voluntary reinsurance agreements that have been terminated.

The effect of reinsurance, with respect to premiums and losses, for the three months and nine months ended September 30, 2011 and 2010 is as follows:
(a)	Premiums

	For the three months ended September 30,
	2011		2010
	Written	Earned	Written	Earned

Direct	$25,665	$21,863	$25,342	$21,939
Assumed	144	135	134	131
Ceded	(4,583)	(4,277)	(5,309)	(4,886)

Net	$21,226	$17,721	$20,167	$17,184

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	For the nine months ended September 30,
	2011		2010
	Written	Earned	Written	Earned
Direct	$63,597	$64,291	$65,309	$64,854
Assumed	322	283	182	135
Ceded	(12,854)	(13,131)	(14,278)	(14,070)

Net	$51,065	$51,443	$51,213	$50,919

(b)	Losses and Loss Adjustment Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Direct	$25,275	$17,184	$55,494	$56,923
Assumed	134	376	138	249
Ceded	(10,164)	(3,827)	(13,124)	(14,182)

Net	$15,245	$13,733	$42,508	$42,990

(c)	Unearned Premiums

	September 30,	December 31,
	2011	2010

Direct	$41,996	$42,800
Assumed	46	7
Prepaid reinsurance (ceded)	(4,043)	(4,320)

Net	$37,999	$38,487

(d)	Loss and Loss Adjustment Expense Reserves

	September 30,	December 31,
	2011	2010

Direct	$109,852	$101,876
Assumed	7,207	8,097

Gross	$117,059	$109,973

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(13)	Commitments and Contingencies

In general, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

Immediately after the announcement of the Merger, certain law firms announced purported investigations of potential claims against the board of directors of the Company and, in doing so, solicited shareholders to assert claims in connection with the Merger. The board of directors subsequently received two letters purportedly on behalf of shareholders demanding that the board of directors take appropriate action against the directors of the corporation and any other individuals responsible for allegedly causing harm to the Company in connection with the Merger. The first letter, received on September 20, 2011, was withdrawn shortly thereafter when the Company ascertained that the supposed shareholder lacked standing to assert a demand. The second letter was received on September 29, 2011. In response to the letters, the board of directors established a special litigation committee and engaged independent counsel to commence an internal investigation of the claims set forth in the letter.

On October 26, 2011, a putative class action lawsuit relating to the Merger was filed in the Court of Common Pleas of Philadelphia County (the “Court”) on behalf of a proposed class of shareholders of the Company, by one of the shareholders who made demand on the Company without waiting for the Company’s reply to that demand. The complaint is a derivative action, on behalf of the Company, and a shareholder class action and names as defendants the members of Penn Millers’ Holding Corporation’s board of directors, as well as ACE American Insurance Company. The complaint generally alleges, among other things, that the director defendants breached their fiduciary duties by entering into the Merger Agreement because of a conflict of interest and through an inadequate process, failed to disclose adequately all material information relating to the proposed Merger, and intentionally interfered with contractual voting rights by failing to provide adequate disclosure. The lawsuit challenges the Merger and seeks various forms of relief, including injunctive relief that would, if granted, prevent the Merger from being consummated in accordance with the Merger Agreement.

On November 4, 2011, the plaintiff filed a motion for a temporary restraining order, seeking to enjoin the meeting of the shareholders at which the shareholders are to vote upon the Merger. At a hearing held on November 7, 2011, the Court declined to grant the temporary restraining order. Instead, pursuant to Pennsylvania law, the Court permitted limited and expedited discovery focused upon the special litigation committee’s process.

On November 8, 2011, the special litigation committee issued its report (1) concluding that a suit by the Company against the ten directors is not in the best interests of the Company or its shareholders and that there is no basis to assert the claims set forth in the Demand Letter, (2) rejecting the demand made by the plaintiff, and (3) concluding that there is no basis for the suit filed by the plaintiff and the Company should seek dismissal of the Complaint filed by the plaintiff. Consistent with the special litigation committee report, the Company believes that the claims made in the letter and the allegations in the lawsuit are without merit and intends to contest them vigorously.

(14)	Segment Information

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

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Segment information for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Premiums earned:
Agribusiness	$12,870	$11,510	$36,462	$33,677
Commercial business	4,680	5,502	14,589	16,974
Other	171	172	392	268

Total premiums earned	17,721	17,184	51,443	50,919

Investment income, net of investment expense	1,373	1,339	4,218	4,363
Realized investment gains, net	92	639	944	2,305
Other income	30	56	186	236

Total revenues	$19,216	$19,218	$56,791	$57,823

Components of net loss:
Underwriting (loss) gain:
Agribusiness	$(1,342)	$1,183	$(5,011)	$(3,409)
Commercial business	(2,086)	(3,217)	(4,689)	(5,753)
Other	(123)	(325)	(84)	(275)

Total underwriting loss	(3,551)	(2,359)	(9,784)	(9,437)

Investment income, net of investment expense	1,373	1,339	4,218	4,363
Realized investment gains, net	92	639	944	2,305
Other income	30	56	186	236
Merger expenses	(822)	—	(952)	—
Corporate expense	(57)	(119)	(224)	(430)
Interest income (expense)	47	(6)	31	(6)
Other expense, net	(18)	(38)	(72)	(108)

Loss before income taxes	(2,906)	(488)	(5,653)	(3,077)
Income tax (benefit) expense	(89)	2,676	(330)	1,604

Net loss	$(2,817)	$(3,164)	$(5,323)	$(4,681)

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The following table sets forth the net premiums earned by major lines of business for the Company’s core insurance products in the three months and nine months ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net premiums earned:

Agribusiness
Property	$4,582	$4,144	$13,161	$12,041
Commercial auto	3,069	2,953	9,003	8,620
Liability	2,537	2,282	7,124	6,929
Workers’ compensation	2,492	1,945	6,620	5,547
Other	190	186	554	540

Agribusiness subtotal	12,870	11,510	36,462	33,677
Commercial lines
Property & liability	2,926	3,357	8,919	10,295
Workers’ compensation	783	1,056	2,658	3,365
Commercial auto	925	1,032	2,862	3,146
Other	46	57	150	168

Commercial lines subtotal	4,680	5,502	14,589	16,974
Other	171	172	392	268

Total net premiums earned	$17,721	$17,184	$51,443	$50,919

(15)	Shareholders’ Equity
As of September 30, 2011, 271,562 shares remain to be purchased under the share repurchase plans approved by the Board of Directors. The authorization has no expiration date.

Under the terms of the Merger Agreement, the Company may not repurchase its own shares prior to the closing. Upon the closing of the Merger, any shares of Company common stock that are owned by the Company as treasury stock will be automatically canceled and will cease to exist and no consideration will be delivered in exchange.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(16)	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,817)	$(3,164)	$(5,323)	$(4,681)

Denominator:
Weighted average shares outstanding	4,531,165	4,441,881	4,500,768	4,602,614
Effect of dilutive securities	—	—	—	—

Weighted average shares diluted	4,531,165	4,441,881	4,500,768	4,602,614

Basic loss per share	$(0.62)	$(0.71)	$(1.18)	$(1.02)

Diluted loss per share	$(0.62)	$(0.71)	$(1.18)	$(1.02)

Potentially dilutive securities representing approximately 35,914 and 47,866 shares of common stock for the three months and nine months ended September 30, 2011, respectively, and 68,522 and 23,992 shares of common stock for the three months and nine months ended September 30, 2010, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been antidilutive.

PENN MILLERS HOLDING CORPORATION AND SUBSIDIARY
(Unaudited)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(17)	Subsequent Events
In accordance with ASC 855-10, Subsequent Events, the Company has evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

On October 30, 2011, the Company received the first notice of a severe explosion that occurred at an insured grain elevator on October 29, 2011. The Company carried only the property coverage for the insured location and is in the process of estimating the total incurred loss with current estimates in a range of $4,000 to $6,000. Under the terms of its property reinsurance treaty, the Company retains the first $1,000 of any one loss. However, the claim is likely to trigger reinstatement premiums owed under the treaty, which the Company currently estimates in a range of $3,700 to $4,800.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
Some of the statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. Forward-looking statements are based on the opinions and estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These forward-looking statements include statements of goals, intentions and expectations; statements regarding prospects and business strategy; and estimates of future costs, benefits and results. The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Item 1A — Risk Factors” included herein and in Penn Millers Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control.
Factors that could affect our actual results include, among others, the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated September 7, 2011 (the Merger Agreement), by and among the Company, ACE American Insurance Company (ACE) and Panther Acquisition Corp., a wholly-owned subsidiary of ACE; the inability to obtain shareholder approval or the failure to satisfy other conditions to completion of the proposed merger of Panther Acquisition Corp. with and into the Company, with the Company surviving as a wholly-owned subsidiary of ACE (the Merger), including receipt of regulatory approvals; risks that the proposed merger disrupts current plans and operations; the ability to retain key personnel through the closing of the Merger; the ability to recognize the benefits of the Merger; the amount of the costs, fees, expenses and charges related to the Merger, the fact that our loss reserves are based on estimates and may be inadequate to cover our actual losses; the uncertain effects of emerging claim and coverage issues on our business, including the effects of climate change; the geographic concentration of our business; an inability to obtain or collect on our reinsurance protection; a downgrade in the A.M. Best rating of our insurance subsidiaries; the impact of extensive regulation of the insurance industry and legislative and regulatory changes; a failure to realize our investment objectives; the effects of intense competition; the loss of one or more principal employees; the inability to acquire additional capital on favorable terms; a failure of independent insurance brokers to adequately market our products; and the effects of acts of terrorism or war.
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
Overview
Our lead insurance company is Penn Millers Insurance Company, which is a Pennsylvania stock insurance company originally incorporated as a mutual insurance company in 1887. In 1999, Penn Millers Insurance Company converted from a mutual to a stock insurance company within a mutual holding company structure. This conversion created Penn Millers Mutual Holding Company (Penn Millers Mutual), a Pennsylvania mutual holding company, and established a “mid-tier” stock holding company, PMHC Corp. (PMHC), to hold all of the outstanding shares of Penn Millers Insurance Company. American Millers Insurance Company is a wholly-owned subsidiary of Penn Millers Insurance Company that provides Penn Millers Insurance Company with excess of loss reinsurance.

On April 22, 2009, Penn Millers Mutual adopted a plan of conversion to convert Penn Millers Mutual from the mutual to the stock form of organization, which was approved by its eligible members on October 15, 2009. Upon its conversion, Penn Millers Mutual was renamed PMMHC Corp. and PMHC was subsequently merged with and into PMMHC Corp., thereby terminating PMHC’s existence and making PMMHC Corp. the stock holding company for Penn Millers Insurance Company and a wholly-owned subsidiary of Penn Millers Holding Corporation. The historical consolidated financial statements of Penn Millers Mutual prior to the conversion became the consolidated financial statements of Penn Millers Holding Corporation upon completion of the conversion. Neither PMMHC Corp. nor Penn Millers Holding Corporation engages in any business operations. The outstanding capital stock of Penn Millers Insurance Company and proceeds derived from the public stock offering are the primary assets of PMMHC Corp. and Penn Millers Holding Corporation, respectively.
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
On September 7, 2011, we entered into a definitive Agreement and Plan of Merger, whereby Panther Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of ACE, will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of ACE. ACE is a Pennsylvania domestic stock property and casualty insurance company and a wholly-owned indirect subsidiary of ACE Limited, a Zurich based insurance and reinsurance organization. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Company common stock will be canceled and converted into the right to receive $20.50 per share in cash (without interest and less any applicable withholding taxes). The Merger Agreement was unanimously approved by the board of directors of the Company. The adoption of the Merger Agreement requires the affirmative vote of the holders of not less than a majority of the votes cast by shareholders of the Company entitled to vote on the proposal at a special meeting to be held on November 29, 2011.
Under the terms of the Merger Agreement, the Company has agreed to conduct its business in the ordinary course while the Merger is pending, and generally refrain, without the consent of ACE, from entering into new lines of business, incurring new indebtedness, issuing new common stock or equity awards, or entering into new material contracts or commitments outside the normal course of business. The Company recorded $952 of costs related to the Merger during the nine months ended September 30, 2011. If and when the Merger is consummated, certain contractual obligations of the Company will or may be triggered or accelerated under the “change in control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards and severance and retention agreements applicable to executive officers, directors and certain other employees.
In addition to the approval of Company’s shareholders, the consummation of the Merger is subject to the appropriate regulatory approvals from the state insurance regulators, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), and other terms and conditions set forth in the Merger Agreement. On September 27, 2011, the Company filed a notification and report form with the Federal Trade Commission (FTC) and the Antitrust Division of the Department of Justice under the HSR Act. The Company received notification of early termination from the FTC on October 4, 2011. On September 27, 2011, ACE filed an application with the Pennsylvania Insurance Department for approval of the Merger. In a decision and order dated November 9, 2011, the Pennsylvania Insurance Commissioner approved the Merger. Subject to the satisfaction of necessary closing conditions, the Merger is expected to be consummated during the fourth quarter of 2011.
Penn Millers Insurance Company has been assigned an “A-” (Excellent) rating by A.M. Best Company, Inc. (A.M. Best), which is the fourth highest out of fifteen possible ratings. The latest rating evaluation by A.M. Best occurred on May 31, 2011. On September 9, 2011, the Company was placed under review by A.M. Best with positive implications, following the announcement that we had entered into a definitive Agreement and Plan of Merger with ACE. No change was made to our rating.
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
Financial Highlights of Results for the Three and Nine Months Ended September 30, 2011:
Three Months Ended September 30, 2011
•	Our net loss in the quarter of $2,817 was primarily driven by catastrophe and other weather-related losses of $6,889 (net of reinsurance) in the period, compared to $612 (net of reinsurance) in the third quarter of 2010. Weather-related losses impacted our third quarter 2011 loss and LAE ratio by 38.9 loss ratio points. In the third quarter 2010, weather-related losses had an impact on our loss and LAE ratio of 3.5 loss ratio points.

•	Shareholders’ equity decreased $2,585 in the third quarter of 2011 primarily from the net loss of $2,817 for the period.

•	During the quarter, we incurred $822 of expenses related to the pending Merger.

•	Book value per share is $19.64 at September 30, 2011 compared to $20.27 at June 30, 2011.
Nine Months Ended September 30, 2011
•	Catastrophe and other weather-related losses in the first nine months of 2011 were $15,827 in the period, compared to $8,566 in the same period of 2010. On a year to date basis, the impact on our 2011 loss and LAE ratio from weather-related losses was 30.8 loss ratio points, compared to 16.8 loss ratio points in 2010.

•	Shareholders’ equity decreased $3,891 in the first nine months of 2011 primarily from the net loss of $5,323 for the period.

•	We continually try to identify opportunities for process efficiencies and expense reductions throughout the organization. In February 2011, we reduced staff by nearly 10% and identified other expense reductions that, all together, we expect will total approximately $1 million annually.

•	As of September 30, 2011, we incurred $952 of expenses related to the pending Merger.

•	Book value per share is $19.64 at September 30, 2011 compared to $20.85 at December 31, 2010.

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
The major components of operating revenues and net income (loss) can be seen in note 14 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
Insurance Operations Outlook
The property and casualty insurance industry is in the midst of a soft market that is characterized by low premium growth, declining prices and excess capacity. Also, we and our peers are operating in a sluggish economy with lower exposures, and some property and casualty insurance premium has evaporated with business closings in the economic downturn. In recent quarters, the industry has also been adversely impacted by significant catastrophic losses arising from very severe and wide-ranging weather events throughout the United States. Penn Millers’ results have been similarly impacted and the Company continually assesses catastrophic risk and potential strategies for mitigating such risk.
There has been some industry consolidation, especially in agribusiness, and insurers continue to consider the right mix of markets and product lines to achieve the best pricing while maintaining underwriting discipline. In addition to premium pricing, our investment yields are also facing downward pressure. Investment income is lower through the first nine months of 2011; and as our fixed maturity investments mature, it is difficult to reinvest the proceeds in investments that provide a comparable return without excessive risk.
While the current economic, underwriting, and pricing environments have presented challenges, we have positioned our long-term business model in order to capitalize on market opportunities when a hard market returns.
Our business strategy has been to capitalize on our core competencies in agribusiness and utilize our strengths to continue to expand our PennEdge distribution in our commercial business segment. We have taken certain actions in order to position the Company to take advantage of growth opportunities that we believe will become available when the economic outlook improves, such as:
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

We believe that the Merger with Panther Acquisition Corp. will be instrumental in furthering these strategies as it will allow us to expand our geographic scope, provide access to specialized products and coverages, enhance our marketing capabilities, and improve our cost structure through greater scale and efficiency in processing.
Revenues
Total revenues for the three and nine month periods of 2011 were $19,216 and $56,791, a 0.0% and 1.8% decrease over the same periods in 2010. The decrease is attributable to a lower level of realized investment gains in 2011, as well as lower investment income.
The components of premiums written and earned for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Direct premiums written
Agribusiness	$20,746	$18,421	$47,996	$44,802
Commercial business	4,883	6,880	15,492	20,374
Other	36	41	109	133

Direct premiums written — total	25,665	25,342	63,597	65,309
Assumed premiums written	144	134	322	182

Gross premiums written	$25,809	$25,476	$63,919	$65,491

Ceded premiums written
Agribusiness	$3,797	$3,995	$10,025	$10,476
Commercial business	786	1,314	2,829	3,802

Ceded premiums written — total	$4,583	$5,309	$12,854	$14,278

Net premiums written
Agribusiness	$16,949	$14,426	$37,971	$34,326
Commercial business	4,097	5,566	12,663	16,572
Other	180	175	431	315

Net premiums written — total	$21,226	$20,167	$51,065	$51,213

Net premiums earned
Agribusiness	$12,870	$11,510	$36,462	$33,677
Commercial business	4,680	5,502	14,589	16,974
Other	171	172	392	268

Net premiums earned — total	$17,721	$17,184	$51,443	$50,919

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
Direct premiums written in our agribusiness segment increased from $18,421 for the three months ended September 30, 2010 to $20,746 for the three months ended September 30, 2011, a 12.6% increase. Direct premiums written in our agribusiness segment increased from $44,802 for the nine months ended September 30, 2010 to $47,996 for the nine months ended September 30, 2011, a 7.1% increase. For the three month period, the increase is due to a higher level of renewal business, which was partly offset by lower new business writings. For the nine month period, the increase is attributable mostly to a higher level of renewal business and, to a lesser extent, an increase in new business.
Our direct premiums written in our commercial business segment were $4,883 and $6,880 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, direct premiums written were $15,492 and $20,374, respectively. The factors that contributed to the three month net decline of $1,997 or 29.0% and the nine month net decline of $4,882 or 24.0% are further described below:
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
As of September 30, 2011 our PennEdge offering has been approved in 24 states. While we believe it has been well received by our agents and policyholders, the PennEdge product was launched in a competitive market. We believe the greatest opportunities for growth will come when the market hardens and, therefore, we will not seek aggressive growth at substandard pricing. For the three months ended September 30, 2011, the direct premiums written for our PennEdge product were $1,466, an increase of $104 over the same period in 2010. For the nine months ended September 30, 2011, the direct premiums written of our PennEdge product were $3,587, an increase of $657 over the same period in 2010.
While the PennEdge product has begun to regain the momentum it was building throughout 2010, our Solutions product has continued to decline as a result of our aggressive pricing and underwriting actions. Despite the pricing increases we have taken thus far in 2011, we are retaining more of the business at desirable rates than we had anticipated.
Ceded premiums written were lower in the Agribusiness segment for the three and nine months ended September 30, 2011, compared to the same periods of 2010, mostly due to increased retention on our per risk excess of loss reinsurance treaty. Ceded premiums written were lower in the Commercial Business segment for the three and nine months ended September 30, 2011, compared to the same periods of 2010, mostly due to the decreases in direct premium volume. For Commercial Business, reinsurance costs have also decreased as a result of the increased retention on our per risk excess of loss reinsurance treaty, which has been partly offset by higher reinsurance rates.
Our net premiums earned were $17,721 and $17,184 for the three months ended September 30, 2011 and 2010, respectively. For the three month period, the growth in our agribusiness earned premium more than offset the decline in our commercial business earned premium. The $537, or 3.1%, increase for the quarter is mostly due to an increase in our agribusiness premiums. For the nine months ended September 30, 2011 and 2010, net premiums earned were $51,443 and $50,919, respectively. For the nine month period, the $524, or 1.0%, increase is due to an increase in net premiums earned in our agribusiness segment of $2,785, which was partly offset by a decline in commercial business net premiums earned as we continue to see the effects of our efforts to improve our underwriting results in this segment.

The following table sets forth our average invested assets and investment income for the reported periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average cash and invested assets	$179,182	$188,950	$180,155	$189,567
Net investment income	1,373	1,339	4,218	4,363

Return on average cash and invested assets (1)	3.1%	2.9%	3.1%	3.1%

(1)	Return on average cash and invested assets for interim periods is calculated on an annualized basis.
Net investment income increased $34 and decreased $145 for the three and nine months ended September 30, 2011 as compared to the same periods ended September 30, 2010. The increase in the third quarter is attributable to higher dividend income from mutual fund investments, which was partly offset by lower income on bond investments due to lower investment balances. The overall year to date decrease is attributable to lower average asset balances and the impact of declining interest rates.
Underwriting Results by Segment
Our operations are organized into three business segments: agribusiness, commercial business and our other segment. These segments reflect the manner in which we are currently managed based on type of customer, how the business is marketed, and the manner in which risks are underwritten. Within each segment we underwrite and market our insurance products through packaged offerings of coverages sold to generally consistent types of customers.
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

The underwriting (loss) income and key profitability ratios for each segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Agri-	Commercial			Agri-	Commercial
	business	Business	Other	Consolidated	business	Business	Other	Consolidated

Underwriting (loss) income (1)	$(1,342)	(2,086)	(123)	$(3,551)	$1,183	(3,217)	(325)	$(2,359)

Loss and LAE ratios:
Losses	64.4%	75.2%	77.8%	67.4%	70.3%	104.0%	84.9%	81.3%
Catastrophe losses	15.1%	31.1%	0.0%	19.2%	-3.3%	2.7%	0.0%	-1.4%
Other weather losses	16.1%	30.2%	0.0%	19.7%	5.8%	3.3%	0.0%	4.9%
Prior year development	-13.9%	-39.1%	21.0%	-20.3%	-12.0%	5.1%	145.3%	-4.9%

Total loss and LAE ratio	81.7%	97.4%	98.8%	86.0%	60.8%	115.1%	230.2%	79.9%
Underwriting expense ratio	28.7%	47.2%	73.1%	34.3%	28.9%	43.3%	58.7%	34.5%

Combined ratio	110.4%	144.6%	171.9%	120.3%	89.7%	158.4%	288.9%	114.4%

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Agri-	Commercial			Agri-	Commercial
	business	Business	Other	Consolidated	business	Business	Other	Consolidated

Underwriting (loss) income (1)	$(5,011)	(4,689)	(84)	$(9,784)	$(3,409)	(5,753)	(275)	$(9,437)

Loss and LAE ratios:
Losses	60.0%	85.1%	61.0%	67.1%	64.2%	84.5%	109.0%	71.2%
Catastrophe losses	22.6%	16.4%	0.0%	20.7%	13.0%	7.9%	0.0%	11.2%
Other weather losses	8.9%	13.2%	0.0%	10.1%	6.0%	4.9%	0.0%	5.6%
Prior year development	-9.4%	-30.0%	-9.2%	-15.3%	-3.0%	-5.0%	12.3%	-3.6%

Total loss and LAE ratio	82.1%	84.7%	51.8%	82.6%	80.2%	92.3%	121.3%	84.4%
Underwriting expense ratio	31.6%	47.4%	69.6%	36.8%	29.9%	41.6%	81.3%	34.9%

Combined ratio	113.7%	132.1%	121.4%	119.4%	110.1%	133.9%	202.6%	119.3%

(1)	Corporate and merger expenses are not included in underwriting (loss) income. The consolidated combined ratio includes $57 and $119 of corporate expenses for the three months ended September 30, 2011 and 2010, respectively. The consolidated combined ratio includes $224 and $430 of corporate expenses for the nine months ended September 30, 2011 and 2010, respectively. Merger expenses are not included in the combined ratio calculation.
Losses and Loss Adjustment Expenses
Our consolidated loss and loss adjustment expense (LAE) ratio was 82.6% for the nine months ended September 30, 2011, compared to 84.4% for the nine months ended September 30, 2010. The changes in losses and LAE are further described below:
•	Catastrophe and other weather related losses were $7,261 higher in the nine months ended September 30, 2011 compared to the same period of 2010, and $6,277 higher in the three months ended September 30, 2011 compared to the same period in 2010. The catastrophe losses in the third quarter were $3,398 and were driven primarily by $2,371 of losses from Hurricane Irene, which impacted both our agribusiness and commercial business segments. The remaining catastrophe losses were mostly attributable to various flooding, hail, and wind events in the Midwest. In addition to the catastrophe losses, other weather losses from events not designated as catastrophes contributed $3,491 of losses for the quarter, mostly from five large claims arising from individual storm events.

•	We experienced net favorable prior year reserve development of $3,594 and $7,851 in the three and nine months ended September 30, 2011, compared to net favorable development of $850 and $1,826 in the three and nine months ended September 30, 2010. The favorable development in 2011 was primarily driven by lower loss emergence, relative to expectations, on the commercial multi-peril line of business in our commercial business segment, as we experienced favorable settlements on previously reported claims. In 2011, we experienced net favorable development on our workers’ compensation line of business in our commercial business segment, compared to net unfavorable development in 2010. The favorable workers’ compensation development in 2011 was due to a lower level of loss emergence relative to expectations. We also experienced favorable development in the fire and allied lines of business for our agribusiness segment as a result of favorable settlements on previously reported claims; and favorable development in the liability lines as a result of lower levels of claims emergence.

•	For both the three and nine month periods ended September 30, 2011, our agribusiness segment experienced improved current accident year loss ratios from non-weather related claims, primarily due to lower claim frequency in the commercial auto liability and workers’ compensation lines of business, which have been partially offset by increased frequency and severity in the liability lines of business. The commercial business segment’s current accident year loss ratio from non-weather related claims increased slightly from 84.5% to 85.1% for the nine month period of 2011 versus 2010. For the three month period ended September 30, this loss ratio declined by 28.8 loss ratio points in 2011 compared to 2010 primarily due to significantly lower claim severity in the commercial multi-peril line of business.
Underwriting, Administrative and Merger Expenses
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
Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $6,084 and $5,929 for the three months ended September 30, 2011 and 2010, respectively, and $18,943 and $17,796 for the nine months ended September 30, 2011 and 2010, respectively. Amortization of deferred policy acquisition costs decreased $155, or 3.0%, and $451, or 3.0%, for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease is attributable to the decline in direct earned premiums. Underwriting and administrative expenses increased $310 and $1,598 for the three and nine months ended September 30, 2011, compared to the same periods of 2010. The increase in these costs is the result of lower 2011 deferrals of acquisition costs due to the decline in written premium, the one-time benefit of $679 in the second quarter of 2010 from the termination of our SERP plan, increased stock based compensation expense compared to the prior year and one-time severance costs related to our February 2011 staff reductions.
In connection with the Merger with Panther Acquisition Corp., we have incurred $952 of merger-related expenses for the nine months ended September 30, 2011. These expenses consist primarily of fees for investment banking services, legal support, regulatory filings, and board of directors’ compensation.
The increase in underwriting expenses in 2011, combined with the reduction in earned premium, resulted in the underwriting expense ratio increasing from 34.9% for the nine months ended September 30, 2010 to 36.8% for the nine months ended September 30, 2011. This increase in the expense ratio more than offset the decrease in the loss and LAE ratio, resulting in our combined ratio increasing from 119.3% for the nine months ended September 30, 2010 to 119.4% for the nine months ended September 30, 2011.
Income Tax (Benefit) Expense
For the three months ended September 30, 2011, the income tax benefit was $89 compared to a tax expense of $2,676 for the same period in 2010. For the nine months ended September 30, 2011, the income tax benefit was $330 compared to a tax expense of $1,604 for the same period in 2010. The large tax expense in 2010 resulted from the recognition of a full deferred tax valuation allowance in the third quarter of 2010. Our effective income tax rate is impacted by our pre-tax loss, its relationship to the level of tax exempt interest income earned on our municipal bond portfolio, and by the accounting for our deferred tax valuation allowance.

Financial Position
At September 30, 2011 we had total assets of $255,334 compared to total assets of $254,721 at December 31, 2010. The increase in our total assets is primarily due to higher reinsurance receivables and recoverables due to the timing of loss payments and reinsurance recoveries.
At September 30, 2011 we had total liabilities of $166,197 compared to $161,693 at December 31, 2010. The change in our total liabilities is primarily due to an increase in losses and LAE reserves of $7,086, due to increased weather related claim activity and the overall timing of claims settlements.
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
The following table summarizes the distribution of our investment portfolio as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P) at September 30, 2011 and at December 31, 2010:

	September 30, 2011		December 31, 2010
	Estimated	Percent of	Estimated	Percent of
Rating(1)	Fair Value	Total(2)	Fair Value	Total(2)
Agencies not backed by the full faith and credit of the U.S. government	$15,452	8.9%	$14,458	8.3%
U.S. treasury securities	1,610	0.9%	736	0.4%
AAA	9,344	5.3%	48,482	27.9%
AA	78,570	45.0%	41,254	23.8%
A	46,320	26.5%	45,354	26.1%
BBB	13,123	7.5%	12,487	7.2%

Sub-total	164,419	94.1%	162,771	93.7%
B(3)	10,285	5.9%	10,874	6.3%

Total	$174,704	100.0%	$173,645	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the National Association of Insurance Commissioners (NAIC) were used where available.

(2)	Represents percent of fair value for classification as a percent of the total invested assets portfolio.

(3)	Represents the amount invested in a high-yield bond mutual fund invested primarily in corporate fixed maturity securities with an average S&P credit rating of “B”.
During the third quarter of 2011, S&P downgraded the debt of the U.S. government from AAA to AA+, which had a ripple effect across other bond classes such as agency debt. This resulted in a 22.6 percentage point shift in the rating mix of our debt from AAA to AA. However, the average overall credit rating of our portfolio remains at AA-.
The maturity profile of our fixed maturity securities at September 30, 2011 can be seen in note 7 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Fixed maturity securities are carried at fair value in our financial statements. Mortgage-backed securities consist of residential and commercial mortgage-backed securities and securities collateralized by home equity loans. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment or early amortization. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

At September 30, 2011, the average effective duration of our mortgage-backed securities was 4.4 years. The average effective duration of our total fixed maturity investment portfolio was 3.8 years. The fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
Our fixed maturity portfolio held $26,859 and $22,915 of United States Agency-guaranteed residential mortgage-backed securities (RMBS) at September 30, 2011 and December 31, 2010, respectively. The RMBS had an average credit rating of AA+ and AAA for each respective period and we held no non-agency guaranteed RMBS during the nine months ended September 30, 2011 and during the year ended December 31, 2010.
Approximately 10% and 11% of our investments in fixed maturity securities at September 30, 2011 and December 31, 2010, respectively, were guaranteed by third party monoline insurers. As of September 30, 2011 and as of December 31, 2010, the fixed maturity securities guaranteed by these monoline insurers were comprised entirely of municipal bonds with a fair value of $16,647 and $20,062, respectively, and an average credit rating of AA for each of these periods. We base our investment decision on the credit characteristics of the municipal security, without consideration of the guarantee. We hold no securities issued by any third party insurer.
Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended
	September 30,
	2011	2010
Cash flows used in operating activities	$(463)	$(1,165)
Cash flows used in investing activities	(597)	(516)
Cash flows used in financing activities	—	(4,155)

Net decrease in cash and cash equivalents	$(1,060)	$(5,836)

Cash flows used in operating activities decreased by $702 for the nine month period ended September 30, 2011 compared to the period ended September 30, 2010. The change is primarily due to timing of recoveries on ceded losses and an increase in case reserves in 2011 compared to 2010. Cash used for merger expenses is reflected in cash flows from operating activities.
Investing activities used $597 and $516 of net cash for the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, net purchases of available-for-sale securities were $420. For the first nine months of 2010, net purchases of available for sale securities were $3,125, and we received $2,682 of cash from the termination of our COLI policies.
Cash flows used in financing activities for the first nine months of 2010 were comprised entirely of amounts we paid for our outstanding stock under our share repurchase plans.
As of September 30, 2011, our parent company, Penn Millers Holding Corporation, held total cash and invested assets in fixed maturity securities and equity securities of $12,622. In addition, at September 30, 2011, we had no outstanding debt and, therefore, do not expect to have any need for dividends from Penn Millers Insurance Company in the near future.
Penn Millers Insurance Company is restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to us. Under Pennsylvania law, there is a maximum amount that may be paid by Penn Millers Insurance Company during any twelve-month period without prior approval from the Pennsylvania Insurance Department. Penn Millers Insurance Company may pay dividends to us after notice to, but without prior approval of the Pennsylvania Insurance Department in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of Penn Millers Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Penn

Millers Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department. As of January 1, 2011 and September 30, 2011, the amount available for payment of dividends from Penn Millers Insurance Company in 2011 without the prior approval of the Pennsylvania Insurance Department is $6,819 based upon the insurance company’s 2010 annual statement. Prior to its payment of any dividend, Penn Millers Insurance Company is required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividend payments if Penn Millers Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.
Under the Merger Agreement with ACE, we are prohibited from making any material commitments of capital or assuming any material indebtedness outside of the normal course of business. This would include, but not be limited to, issuing or granting new shares of stock, repurchasing outstanding shares of stock, borrowing money in excess of $25, declaring or paying dividends, and making material purchases of capital assets. For more information, please refer to our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 21, 2011.
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
The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management. Although we raised the net retention of our per risk excess of loss reinsurance covering many of these lines of business in 2008, our aggregate stop loss reinsurance contract limits the potential for further development across all lines for the reserves associated with the 2008 and 2009 accident years. The stop loss contract was not renewed for 2010 because the reinsurance protection is no longer necessary as we have raised additional capital through our stock offering in October 2009. As of September 30, 2011 and at December 31, 2010 we had no ceded reinsurance loss recoverable under this stop loss contract.

Our reserves for unpaid losses and LAE are summarized below:

	As of	As of
	September 30,	December 31,
	2011	2010
Case reserves	$53,701	$53,330
IBNR reserves	35,747	34,321

Net unpaid losses and LAE	89,448	87,651

Reinsurance recoverables on unpaid losses and LAE	27,611	22,322

Reserves for unpaid losses and LAE	$117,059	$109,973

At September 30, 2011, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$81,847	$89,448	$93,693
At December 31, 2010, the amount recorded as compared to the actuarially-determined reserve range, net of reinsurance was as follows:

Reserve Range for Net Unpaid Losses and LAE
Low End	Recorded	High End

$80,201	$87,651	$91,372
Investments
Our fixed maturity and equity securities (the securities classified as equity securities on our consolidated balance sheets is comprised of an investment in a high-yield bond mutual fund) are classified as available-for- sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive (loss) income and, accordingly, have no effect on net loss. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.
The fair value and unrealized losses for our securities that were temporarily impaired as of September 30, 2011 can be seen in note 7 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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
At September 30, 2011 and December 31, 2010, we had gross unrealized losses on fixed maturity and equity securities of $1,065 and $532, respectively. We have evaluated each fixed maturity security and taken into account the severity and duration of any declines in fair value, the current rating on the bond and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing fixed maturity portfolio are most likely attributable to current market conditions and we will recover the entire amortized cost basis. Our fixed maturity investments and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Our investment portfolio is managed by an independent investment manager who has discretion to buy and sell securities; however, by agreement, the investment manager cannot sell any security without our consent if such sale will result in a net realized loss.

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
In accordance with the guidance set forth by Accounting Standards Codification (ASC) 820, the Company’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Details on level categorizations, related inputs and pricing can be seen in note 6 to our Consolidated Financial Statements under Item 1 of this Report on Form 10-Q.
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

The significant level of second quarter 2010 catastrophic losses resulted in a pre-tax loss from operations for that year and our 2011 results to date have been similarly impacted by catastrophe losses. Although our current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with our three year cumulative loss position. Therefore, we carry a full valuation allowance against our net deferred tax assets. In future periods, we may be able to reduce some or all of the valuation allowance upon our determination that we will be able to realize such deferred tax assets. In that event, we would be able to reduce our future tax liability and recognize an income tax benefit within the statement of operations to the extent of those assets.
As of September 30, 2011 and December 31, 2010, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2008 through 2010 were open for examination as of September 30, 2011.
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
With the increase in the current accident year loss ratio in our commercial business segment, the excess of unearned premiums and anticipated investment income over the expected expenses in our DAC recoverability projection has narrowed. If the actual loss ratio in our commercial business segment were to continue to increase in future periods significantly enough to cause the expected loss ratio to increase by approximately five percentage points, we would consider a portion of our DAC to be unrecoverable. If we did not consider investment income in the expected recoverability calculation, the $2,474 of deferred acquisition costs in our commercial business segment at September 30, 2011 would still be considered recoverable.
Recent Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The updated guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.

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
All other standards and updates of those standards issued during the nine months ended September 30, 2011 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our results of operations or financial condition.

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
The average effective duration of the fixed maturity securities in our investment portfolio at September 30, 2011, was 3.8 years. Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our external investment manager.
Approximately 6% of our investment portfolio at September 30, 2011 is in a high-yield bond mutual fund that invests primarily in corporate fixed maturity securities. This is a publicly traded mutual fund in which we have an ownership stake in the overall assets of the fund (that is stated as a number of shares), and we are not a creditor in the underlying debt securities. Because this is an investment in shares of a mutual fund, we have classified this investment as an equity security on our consolidated balance sheets. This fund is also subject to interest rate risk and has an option-adjusted duration of 4.91 years at September 30, 2011.
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
The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at September 30, 2011:

	Estimated
	Change in
Hypothetical Change in Interest Rates	Fair Value	Fair Value

200 basis point increase	$(12,020)	$162,684
100 basis point increase	(5,969)	168,735
No change	—	174,704
100 basis point decrease	5,810	180,514
200 basis point decrease	11,691	186,395
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
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
General: From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on our financial statements. There have been no material developments during the quarter ended September 30, 2011 regarding our currently pending legal proceedings.
Merger Litigation: Immediately after the announcement of the Merger, certain law firms announced purported investigations of potential claims against the board of directors of the Company and, in doing so, solicited shareholders to assert claims in connection with the Merger. The board of directors subsequently received two letters purportedly on behalf of shareholders demanding that the board of directors take appropriate action against the directors of the corporation and any other individuals responsible for allegedly causing harm to the Company in connection with the Merger. The first letter, received on September 20, 2011, was withdrawn shortly thereafter when the Company ascertained that the supposed shareholder lacked standing to assert a demand. The second letter was received on September 29, 2011. In response to the letters, the board of directors established a special litigation committee and engaged independent counsel to commence an internal investigation of the claims set forth in the letter.
On October 26, 2011, a putative class action lawsuit relating to the Merger was filed in the Court of Common Pleas of Philadelphia County (the “Court”) on behalf of a proposed class of shareholders of the Company, by one of the shareholders who made demand on the Company without waiting for the Company’s reply to that demand. The complaint is a derivative action, on behalf of the Company, and a shareholder class action and names as defendants the members of Penn Millers Holding Corporation’s board of directors, as well as ACE American Insurance Company. The complaint generally alleges, among other things, that the director defendants breached their fiduciary duties by entering into the Merger Agreement because of a conflict of interest and through an inadequate process, failed to disclose adequately all material information relating to the proposed Merger, and intentionally interfered with contractual voting rights by failing to provide adequate disclosure. The lawsuit challenges the Merger and seeks various forms of relief, including injunctive relief that would, if granted, prevent the Merger from being consummated in accordance with the Merger Agreement.
On November 4, 2011, the plaintiff filed a motion for a temporary restraining order, seeking to enjoin the meeting of the shareholders at which the shareholders are to vote upon the Merger. At a hearing held on November 7, 2011, the Court declined to grant the temporary restraining order. Instead, pursuant to Pennsylvania law, the Court permitted limited and expedited discovery focused upon the special litigation committee’s process.
On November 8, 2011, the special litigation committee issued its report (1) concluding that a suit by the Company against the ten directors is not in the best interests of the Company or its shareholders and that there is no basis to assert the claims set forth in the Demand Letter, (2) rejecting the demand made by the plaintiff, and (3) concluding that there is no basis for the suit filed by the plaintiff and the Company should seek dismissal of the Complaint filed by the plaintiff. Consistent with the special litigation committee report, the Company believes that the claims made in the letter and the allegations in the lawsuit are without merit and intends to contest them vigorously.

Item 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Form 10-K as filed on March 28, 2011, SEC File No. 001-34496, except as follows:
If our proposed merger with Panther Acquisition Corp. is not consummated, our business and results of operations and the market price of our common stock could be adversely affected.
On September 7, 2011, we entered into a definitive Agreement and Plan of Merger, whereby Panther Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of ACE American Insurance Company (the Merger Agreement), will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of ACE (the Merger). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Company common stock will be canceled and converted into the right to receive $20.50 per share in cash (without interest and less applicable withholding taxes). Following completion of the Merger, the Company will become a wholly-owned subsidiary of ACE and will cease to exist as a standalone publicly-traded company. The announcement and pending completion of the terms of the Merger Agreement and Merger could have an adverse effect on our business generally, our customer relationships and operating results, and our ability to retain employees, including key employees. In addition, in the event that the conditions to the completion of the Merger are not satisfied, or an event, change, or other circumstance occurs that could give rise to the termination of the Merger Agreement, the Merger may not be completed. Failure to complete the Merger with Panther Acquisition Corp. could negatively impact our stock price and future business and operations. For example:
•	The risks and costs to the Company if the Merger does not close, including the diversion of management and employee attention and the effect on business and customer relationships;

•	Management may make significant changes in the business including expense and workforce reductions;

•	Shareholders would continue to be subject to the same or greater risks and opportunities as they currently are, including, among other things, the nature of the general insurance industry and economic, regulatory and market conditions;

•	The amount of time it could take to complete the Merger, including the fact that the consummation of the Merger is subject to shareholder and regulatory approvals and the lack of assurance that such approvals will be received; and

•	The fact that a termination fee of $3.75 million is payable to ACE under specified circumstances, including in the event that the board of directors decides to terminate the Merger Agreement to accept a superior proposal.
Restrictions on the conduct of our business prior to the completion of the Merger may negatively impact our results of operations and our competitive position.
We are subject to certain restrictions under the Merger Agreement on the conduct of our business prior to the completion of the Merger, including, among others, not exceeding a certain amount in capital expenditures, not making acquisitions other than those contemplated by the Merger Agreement, not entering into contracts exceeding a certain amount and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger that could be favorable to our operations and our shareholders. As a result, if the Merger is not consummated, our results of operations and competitive position may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibits marked with an asterisk are filed herewith.

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Penn Millers Holding Corporation, Panther Acquisition Corp. and ACE American Insurance Company dated as of September 7, 2011 are incorporated by reference herein to Exhibit 2.1 to current report on Form 8-K filed by the Company with the SEC on September 9, 2011, (Commission File No. 333-156936).

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN MILLERS HOLDING CORPORATION
Date: November 14, 2011	By:	/s/ Douglas A. Gaudet
Douglas A. Gaudet
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Michael O. Banks
Michael O. Banks
Executive Vice President and Chief Financial Officer